Form 10-Q
period 1996-06-30
SUSA PARTNERSHIP LP
filed 1996-08-14
CIK 1011991

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996
                                       or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to

Commission File Number: 333-3344

                             SUSA Partnership, L.P.
             (Exact name of registrant as specified in its charter)

                                   Tennessee
                        (State or other jurisdiction of
                         incorporation or organization)

                                   62-1554135
                                 (IRS Employer
                             Identification Number)

               10440 Little Patuxent Parkway, #1100, Columbia, MD
                    (Address of principal executive offices)

                                     21044
                                  (Zip Codes)

Registrant's telephone number, including area code: (410) 730-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes ( X ) NO

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                             SUSA PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                  (amounts in thousands, except per unit data)


                                                  Three months ended             Three months ended          Six months ended
                                                       June 30, 1996                  June 30, 1995             June 30, 1996
                                              =======================        =======================      ====================
PROPERTY REVENUES:
Rental income                                                $23,770                        $15,834                   $44,590
Management income                                                206                            199                       446
Other income                                                     380                            200                       654
                                              -----------------------        -----------------------      --------------------

Total property revenues                                       24,356                         16,233                    45,690
                                              -----------------------        -----------------------      --------------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                      6,376                          4,621                    12,113
Taxes                                                          2,051                          1,094                     3,744
General & administrative                                         969                            597                     1,749
Depreciation & amortization                                    2,762                          1,835                     5,433
                                              -----------------------        -----------------------      --------------------

Total property expenses                                       12,158                          8,147                    23,039
                                              -----------------------        -----------------------      --------------------

INCOME FROM PROPERTY OPERATIONS                               12,198                          8,086                    22,651
                                              -----------------------        -----------------------      --------------------

OTHER INCOME (EXPENSE):
Interest expense                                              (1,558)                        (1,063)                   (3,223)
Interest income                                                  175                             22                       330
                                              -----------------------        -----------------------      --------------------

INCOME BEFORE MINORITY INTEREST                               10,815                          7,045                    19,758

Minority interest                                                (66)                           (53)                     (127)
                                              -----------------------        -----------------------      --------------------

NET INCOME                                                   $10,749                         $6,992                   $19,631
                                              =======================        =======================      ====================


NET INCOME PER UNIT                                            $0.52                          $0.47                     $0.99
                                              =======================        =======================      ====================

WEIGHTED AVERAGE UNITS OUTSTANDING                            20,719                         14,959                    19,792
                                              =======================        =======================      ====================

                                                        Six months ended
                                                           June 30, 1995
                                                     ====================
PROPERTY REVENUES:
Rental income                                                    $27,806
Management income                                                    443
Other income                                                         347
                                                     ====================

Total property revenues                                           28,596
                                                     --------------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                          7,911
Taxes                                                              1,900
General & administrative                                           1,109
Depreciation & amortization                                        3,404
                                                     --------------------

Total property expenses                                           14,324
                                                     --------------------

INCOME FROM PROPERTY OPERATIONS                                   14,272
                                                     --------------------

OTHER INCOME (EXPENSE):
Interest expense                                                  (1,220)
Interest income                                                       37
                                                     --------------------

INCOME BEFORE MINORITY INTEREST                                   13,089

Minority interest                                                   (107)
                                                     --------------------

NET INCOME                                                       $12,982
                                                     ====================


NET INCOME PER UNIT                                                $0.90
                                                     ====================

WEIGHTED AVERAGE UNITS OUTSTANDING                                14,477
                                                     ====================



               See notes to consolidated financial statements.

                             SUSA PARTNERSHIP, L.P.

                          CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except unit data)

                                                          as of                   as of
                                                  June 30, 1996       December 31, 1995
                                               =================     ===================
                                                   (unaudited)
ASSETS
Investments in storage facilities, at cost:
Land                                                   $175,402                $139,603
Buildings and equipment                                 467,248                 369,694
                                               -----------------     -------------------
                                                        642,650                 509,297

Accumulated depreciation                                (19,637)                (14,561)
                                               -----------------     -------------------
                                                        623,013                 494,736

Cash & cash equivalents                                   3,283                   2,802
Other assets                                              7,745                  11,987
                                               -----------------     -------------------

     TOTAL ASSETS                                      $634,041                $509,525
                                               =================     ===================

LIABILITIES & PARTNERS' CAPITAL

Notes payable                                          $147,435                $107,605
Mortgage notes payable                                   13,604                   6,670
Accounts payable & accrued expenses                       5,504                   5,910
Distributions payable                                    11,000                 -
Rents received in advance                                 4,302                   3,680
Minority interest                                           427                     524
                                               -----------------     -------------------

     TOTAL LIABILITIES                                  182,272                 124,389
                                               -----------------     -------------------

Commitments and contingencies

Partners' capital:
General partnership units, 19,554,759 and               424,310                 364,947
   17,562,363 outstanding
Limited partnership units, 1,270,718 and
   1,025,423 outstanding                                 35,424                  26,916
Notes receivable - officers                              (7,965)                 (6,727)
                                               -----------------     -------------------

     TOTAL PARTNERS' CAPITAL                            451,769                 385,136
                                               -----------------     -------------------

     TOTAL LIABILITIES & PARTNERS' CAPITAL             $634,041                $509,525
                                               =================     ===================

               See notes to consolidated financial statements.

                             SUSA PARTNERSHIP, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                             (amounts in thousands)


                                                                     Six months ended                  Six months ended
                                                                        June 30, 1996                     June 30, 1995
                                                                   ===================             =====================
OPERATING ACTIVITIES:

Net Income                                                                    $19,631                           $12,982

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                              5,433                             3,404
     Minority interest                                                            127                               107
     Changes in assets and liabilities:
          Other assets                                                         (2,105)                           (1,722)
          Other liabilities                                                       216                             1,117
                                                                   -------------------             ---------------------
Net  cash provided by operating activities:                                    23,302                            15,888
                                                                   ===================             =====================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                           (106,619)                         (118,620)
Developments placed in service                                                 (2,274)                            -
Other improvements                                                             (3,412)                            -
                                                                   -------------------             ---------------------
Net cash used in investing activities                                        (112,305)                         (118,620)
                                                                   ===================             =====================

FINANCING ACTIVITIES:
Net borrowings under line of credit                                            39,830                             2,000
Mortgage principal payments                                                      (127)                              (22)
General partner contributions                                                  60,736                           107,835
Distributions to general partner                                              (10,149)                           (6,782)
Distributions to limited partners                                                (584)                             (207)
Distribution to minority interests                                               (222)                              (61)
                                                                   -------------------             ---------------------
Net cash provided by financing activities                                      89,484                           102,763
                                                                   ===================             =====================

Net increase in cash and equivalents                                              481                                31
Cash and equivalents, beginning of period                                       2,802                             3,331
                                                                   -------------------             ---------------------
Cash and equivalents, end of period                                            $3,283                            $3,362
                                                                   ===================             =====================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 General partnership units issued in exchange for
   notes receivable                                                            $1,253                             -
 Mortgages assumed on storage facilities acquired                              $7,061                             -
 Storage facilities acquired in exchange for limited
  partnership Units                                                            $7,994                           $12,881
                                                                   ===================             =====================

               See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         Interim consolidated financial statements of SUSA Partnership, L.P. (the "Operating Partnership") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's Form S-3/A, as filed with the Securities and Exchange Commission.

2.       ORGANIZATION

         The Operating Partnership, which commenced operation on March 23, 1994, is engaged in owning, developing, constructing and operating self-storage facilities throughout the United States. The sole general partner in the Operating partnership, Storage USA, Inc. (the "Company"), a Tennessee corporation, is a self-administered and self-managed real estate investment trust ("REIT").

         On March 23, 1994, the Company contributed substantially all of its net assets of approximately $109,969 to the Operating Partnership in exchange for an approximately 98.9% general partnership interest in the Operating Partnership. In addition, the Operating Partnership formed SUSA Management, Inc. ("SUSA Management") to provide self-storage management to third parties and certain ancillary services. The Operating Partnership owns 99% of the economic interest of SUSA Management.

         In June of 1996, the Company formed Storage USA Trust (the "Trust"), a Maryland real estate investment trust, of which the Company is the sole shareholder, and the Company transferred approximately 79% of the Company's interest in the Operating Partnership to the Trust. The Company remains the sole general partner of the Operating Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

3.       PARTNERSHIP CAPITAL

                        FORMATION OF STRATEGIC ALLIANCE

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty (US Realty), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty will invest a total of $220,000 in the Company, initially place two of its nominees on the Company's Board of Directors, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends, less issuance costs. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty.

         The Company agreed to submit to the shareholders a proposal to amend the ownership limitations of the Company's Charter to permit US Realty to acquire up to 37.5% of the Company's capital stock. The Strategic Alliance, the amendment and certain related transactions were approved by shareholders at the Company's 1995 annual meeting held June 5, 1996.

         On July 8, 1996, the Company issued 1,916,933 shares of common stock to US Realty at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs. Prior to December 31, 1996, the Company will issue to US Realty an additional 3,162,939 shares of the Company's common stock at the same price for aggregate consideration of approximately $99,000. The proceeds of these fundings will be contributed to the Operating Partnership in exchange for additional Operating Partnership Units and used to support the acquisition and development of self-storage facilities.


                     EMPLOYEE STOCK PURCHASE AND LOAN PLAN


         In March of 1996, the Company issued 40,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current stock price. The Company provides 100% financing for the purchase of the shares with interest at 7% per anum payable quarterly. The underlying notes are secured by the shares and mature in November 2002. At June 30, 1996, there are 270,000 shares issued and outstanding under the plan. Under the terms of the partnership agreement, all proceeds from the issuance of common stock under the plan are contributed are contributed to the Operating Partnership in exchange for Operating Partnership units.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

4.       INVESTMENT IN STORAGE FACILITIES

         The following summarizes activity in storage facilities during the period:

      COST:
        Balance on January 1, 1996               $             509,297
                Property acquisitions                          117,735
                Land Acquisitions                                3,940
                Developments placed in service                   8,266
                Improvements                                     3,412
                                                 ---------------------
        Balance on June 30, 1996                 $             642,650
                                                 =====================

     ACCUMULATED DEPRECIATION:
        Balance on January 1, 1996               $              14,561
                Additions during the period                      5,076
                                                 ---------------------
        Balance on June 30, 1996                 $              19,637
                                                 =====================

         Unaudited pro forma combined results of operations of the Operating Partnership for six months ended June 30, 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 32 properties acquired during the six month period ended June 30, 1996, had been completed as of January 1, 1996.


                                                                 PRO FORMA FOR

                                                              SIX MONTHS ENDED

                                                                 JUNE 30, 1996
                 Revenues                                             $ 49,712

                 Net income                                           $ 20,579

                 Earnings per unit                                      $ 1.04




         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)


5.       NOTES PAYABLE

         Notes payable at June 30, 1996 consist of $75,000 of borrowings under a $75,000 line of credit with a group of commercial banks, $22,435 of borrowings under a $30,000 line of credit with a commercial bank, and $50,000 of borrowings under a $50,000 term loan with a commercial bank. These lines of credit and the term loan bear interest at various spreads over LIBOR. During the quarter ended June 30, 1996, the weighted average borrowings were $92,406, and the weighted average interest rate was 6.8%.


6.       SUBSEQUENT EVENTS

         Subsequent to June 30, 1996, the Operating Partnership has completed the acquisition of 15 self-storage facilities for approximately $53,951. These acquisitions were financed through operating cash flows, borrowings under the available line of credit, and the Company's issuance of the 1,916,333 shares of Common Stock to US Realty, on July 8, 1996, at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs, the proceeds of which were contributed to the Operating Partnership in exchange for Operating Partnership units.

         The Operating Partnership has also entered into various property acquisition contracts with an aggregate cost of approximately $13,980. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the third quarter. Should these contracts be disapproved, the costs incurred by the Operating Partnership would be immaterial.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


         The following discussion and analysis of the consolidated financial condition and results of operations of the Operating Partnership should be read in conjunction with the Consolidated Financial Statements and Notes thereto. References to the Operating Partnership include SUSA Management, Inc., a wholly owned subsidiary. Storage USA, Inc., ("the Company") a self-managed real estate investment trust ("REIT") is the sole general partner of the Operating Partnership.

         Due to the substantial number of facilities acquired from June 30, 1995 to June 30, 1996, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Operating Partnership to compare certain information using occupancy, per square foot and pro forma data.

         The following are definitions of terms used throughout this discussion in analyzing the Operating Partnership's business. Physical Occupancy is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. Gross Potential Income is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. Expected Income is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. Economic Occupancy is defined as the Expected Income divided by the Gross Potential Income. Rent Per Square Foot is defined as the annualized result of dividing Gross Potential Income on the date computed by total net rentable square feet available. Direct Property Operating Cost is defined as the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Indirect Property Operations Cost is defined as costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel. Net Operating Income ("NOI") is defined as total property revenues less Direct Property Operating Costs.


         RESULTS OF OPERATIONS- QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995.

         In the second quarter of 1996, the Operating Partnership reported growth in revenue, Net Operating Income and net income, respectively, of $8.1 million, $5.4 million and $3.8 million over the same quarter of 1995. Since June 30, 1995, the Operating Partnership has acquired 59 facilities and completed construction of and opened 2 new facilities. These 61 facilities added 4.05 million square feet, bringing the total square feet of the 206 facilities owned by the Operating Partnership at June 30, 1996 to 13.9 million. For the second quarter of 1996, the 98 facilities owned during the entire second quarter of 1995 provided 55.4% of the Operating Partnership's rental income. These same facilities' rental income grew 8.0% over 1995 results. The majority of this growth was provided by an approximate 8.0% rate increase. At June 30, 1996, the physical and economic occupancy and rent per square foot on the 132 facilities owned at June 30, 1995, was 90%, 84%, and $9.59, respectively, while the figures as of June 30, 1995 were 90%, 83%, and $8.91, respectively. The Operating Partnership's portfolio of facilities as a whole had an average occupancy at June 30, 1996 of 89% physical and 82% economic, with an average rent per square foot of $9.48. Management income for the quarter ended June 30, 1996 remained relatively consistent with 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned.

         Cost of property operations and maintenance was $6.4 million for the quarter ended June 30, 1996, representing a $1.75 million increase over the second quarter of 1995. Cost of property operations and maintenance was 26.2% of revenues for the quarter ended June 30, 1996 and 28.5% of revenue for the quarter ended June 30, 1995. The higher costs as a percentage of revenues during the second quarter of 1995 were due to the acquisition of 32 facilities during that quarter. These costs, along with the cost of area and district managers added during that quarter, preceded the revenue growth related to the implementation of the Operating Partnership's marketing and pricing strategies.

         Tax expense increased from $1.1 million or 6.7% of revenues for the quarter ended June 30, 1995 to $2.05 million or 8.4% of revenue for the quarter ended June 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Operating Partnership moves into new states and expands in current states. The majority of the property tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $0.58 million to $0.97 million for the second quarter of 1996 from the comparable quarter of 1995. As a percentage of revenues the expense increased from 3.7% for the quarter ended June 30, 1995 to 3.9% for the quarter ended June 30, 1996. The growth in expense reflects the Operating Partnership's expansion of its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

         Depreciation expense increased to $2.76 million for the quarter ended June 30, 1996 from $1.8 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Operating Partnership has acquired or placed in service approximately $342 million in depreciable assets since July 1, 1995.

         Interest expense for the quarter ended June 30, 1996, was $1.56 million as compared to $1.1 million for the comparable period in 1995. The 1996 second quarter interest expense represents weighted average borrowings of $92.4 million under the Operating Partnership's lines of credit at a weighted average interest rate of 6.8%.

         Interest income was $0.18 million for the quarter ended June 30, 1996 as compared to $0.02 million for the quarter ended June 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         Minority interest grew from $0.38 million for the quarter ended June 30, 1995 to $0.67 million for the quarter ended June 30, 1996, as the Operating Partnership issued approximately 398,000 Operating Partnership units in connection with the acquisition of certain facilities from July 1, 1995 to June 30, 1996.


         RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

         In the first six months of 1996, the Operating Partnership reported growth in revenue, Net Operating Income and net income, respectively, of $17.1 million, $11.0 million and $6.6 million over the same period of 1995. Management income for the six months ended June 30, 1996 remained relatively consistent with 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned.

         Cost of property operations and maintenance was $12.1 million for the six months ended June 30, 1996, representing a $4.2 million increase over the first six months of 1995. Cost of property operations and maintenance was 26.5% of revenues for the six months ended June 30, 1996 and 27.7% for the six months ended June 30, 1995. The higher costs during 1995 were as a result of the Operating Partnership implementing its facility operating cost structure, along with the addition of area and district managers. These costs preceded the revenue growth related to the implementation of the Operating Partnership's marketing and pricing strategies.

         Tax expense increased from $1.9 million or 6.6% of revenues for the six months ended June 30, 1995 to $3.7 million or 8.2% of revenue for the six months ended June 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Operating Partnership moves into new states and expands in current states. The majority of the real estate tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $1.1 million to $1.7 million for the first six months of 1996 from the comparable six months of 1995. As a percentage of revenues, this category of expense fell from 3.9% for the six months ended June 30,

         1995 to 3.8% for the six months ended June 30, 1996. The Operating Partnership expects that the gross expense will grow as the Operating Partnership expands its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

         Depreciation expense increased to $5.4 million for the six months ended June 30, 1996 from $3.4 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Operating Partnership has acquired or placed in service approximately $342 million in depreciable assets since July 1, 1995.

         Interest expense for the six months ended June 30, 1996 was $3.2 million as compared to $1.2 million for the comparable period in 1995. For the six months ended June 30, 1996, interest expense represents weighted average borrowings of $99.6 million under the Operating Partnership's lines of credit at a weighted average interest rate of 6.4%.

         Interest income was $0.3 million for the six months ended June 30, 1996 as compared to $0.04 million for the six months ended June 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         Minority interest grew from $0.6 million for the six months ended June 30, 1995 to $1.2 million for the six months ended June 30, 1996, as the Operating Partnership issued approximately 398,000 operating partnership units in connection with the acquisition of certain facilities from July 1, 1995 to June 30, 1996.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from operations grew to $23.2 million for the six months ended June 30, 1996 from $15.9 million for the six months ended June 30, 1995. This increase is a result of the Operating Partnership's net income growing $6.6 million or 48.6%, over the prior six month period, primarily as a result of the increase in number of facilities owned, and the improvement of operations at the facilities acquired.

         During the first six months of 1996, the Operating Partnership acquired 32 facilities totaling 2,057,000 square feet for a cost of $114.4, million including the issuance of 246,000 operating partnership units valued at $8.0 million. In addition to its acquisitions during the period, the Operating Partnership opened a newly constructed 68,000 square foot facility in Northern Virginia and a 28,000 square foot expansion in Sarasota, Florida. The Operating Partnership currently has plans to develop 19 new facilities, primarily in the Washington, DC and Memphis, Tennessee areas. Of these, five projects are under construction or are in construction planning, with expected costs totaling $14.0 million and completion dates anticipated to be in the second quarter of 1997. Expansions are planned for 14 existing facilities, and of these, 10 are under way with planned completion dates ranging from the fourth quarter of 1996 to the second quarter of 1997. Estimate costs of the 10 expansions under way are $10.2 million.

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty ("US Realty"), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, and pursuant to the terms and conditions thereof, US Realty will invest a total of $220 million in the Company by December 31, 1996, initially place two of its nominees on the Company's Board of Directors, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. The Company contributed the proceeds of the offering to the Operating Partnership, which was used to pay off $43.4 million of borrowings under the available lines of credit, for property acquisitions, and for working capital. On July 8, 1996, the Company issued 1,916,933 shares of Common Stock to US Realty at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs. This funding was also contributed by the Company to the Operating Partnership.

         At June 30, 1996, the Operating Partnership had $147.4 million of borrowings outstanding on its lines of credit, $3.4 million of fixed rate debt maturing in 2001, $2.3 million of fixed rate debt maturing in 2006, and $0.9 million of fixed rate debt maturing in 2000. During the quarter, the Operating Partnership assumed two variable rate mortgages totaling $7.0 million and maturing in 2001. The weighted average balance and interest rate on these mortgages was $4.6 million and 9.01%, respectively. The Operating Partnership had $7.6 million of unused borrowing capacity under its lines of credit at June 30, 1996.

         During the period, the Operating Partnership issued approximately 246,000 units of limited partnership interest valued at approximately $8.0 million in connection with the acquisition of facilities. The Operating Partnership's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

         The Operating Partnership has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $13.9 million. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the third quarter. Should these contracts be disapproved, the costs incurred by the Operating Partnership would be immaterial.

         The Operating Partnership filed a shelf registration statement relating to $250 million of unsecured non-convertible senior debt securities. This registration statement was declared effective on July 30, 1996, and should enable the Operating Partnership to access the public debt markets efficiently at opportune times.

         FUNDS FROM OPERATIONS ("FFO")

         The Operating Partnership believes that FFO should be considered in conjunction with its net income and cash flows to facilitate a clear understanding of its results of operations. FFO is defined as net income, computed in accordance with GAAP, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to net income as a measure of the Operating Partnership's performance or to cash flows as a measure of liquidity.

         Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. The impact of conforming to the amended definition was to reduce FFO by approximately $37,000 and $87,000, and $136,000 and $240,000 for the
         three and six month periods ended June 30, 1996 and June 30, 1995, respectively. Because of the change in the definition of FFO, FFO for the Operating Partnership may not be comparable to similarly titled measures of operating performance disclosed by other companies.

         The following table illustrates the components of the Operating Partnership's FFO for the quarters ended June 30, 1996 and June 30, 1995.

                               Three months    Three months ended         Six months          Six months
                                      ended         June 30, 1995              ended               ended
                              June 30, 1996                            June 30, 1996       June 30, 1995
                            ==============================================================================
  Net Income                       $ 10,749              $ 6,992            $ 19,631           $ 12,982

  Depreciation of real
  property                            2,591                1,660               5,036              2,894

  Amortization of
  lease guarantees                       15                   76                  68                268

  Amortization of
  non-compete                            21                   63                  83                126
                            ------------------------------------------------------------------------------

  Consolidated FFO                   13,376                8,791              24,818             16,270
                            ------------------------------------------------------------------------------


         The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. It is the intent of the Operating Partnership that cash distributions will be made for each fiscal year to enable the Company to meet its distribution requirements for qualification as a REIT. While the Operating Partnership's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, its dividend requirements may require the Operating Partnership to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1995, distributions were approximately 85% of the Company's FFO

         The Operating Partnership has incurred approximately $0.43 million for regularly scheduled maintenance and repairs during the six months ended June 30, 1996. For the year, the Operating Partnership expects to incur approximately $1.2 million for scheduled maintenance and repairs and approximately $5.9 million to conform facilities acquired during 1995 and 1994 to Operating Partnership standards.

         The Operating Partnership believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

         INFLATION

         The Operating Partnership does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly increases which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

         SEASONALITY

         The Operating Partnership's revenues typically have been higher in the third and fourth quarter primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May, and to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring and early fall months due to the greater incidence of residential moves during those periods. The Operating Partnership believes that its tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to materially affect distributions to shareholders.

         RECENT ACCOUNTING DEVELOPMENTS

         In October of 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued. The standard is effective for fiscal years beginning after December 15, 1995. The Operating Partnership has elected to continue expense recognition under APB 25, and disclosing pro forma net income, and earnings per unit information based on the FAS 123 fair value methodology.

                           PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.       Exhibit 27 - Financial Data Schedule

     b.       Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Dated:           August 14, 1996

                                              SUSA Partnership, L.P.



                             By:               /s/ Thomas E. Robinson
                                              -----------------------
                                              Thomas E. Robinson
                                              President & Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)