Form 10-Q
period 1996-09-30
SUSA PARTNERSHIP LP
filed 1996-11-14
CIK 1011991

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                    For the quarter ended September 30, 1996
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                   For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. ( X) Yes (   ) NO

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SUSA PARTNERSHIP, LP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                  (amounts in thousands, except per unit data)


                                            Three months ended    Three months ended      Nine months ended     Nine months ended
                                            September 30, 1996    September 30, 1995     September 30, 1996    September 30, 1995
                                          --------------------    ------------------     ------------------    ------------------
PROPERTY REVENUES:
Rental income                                          $28,806               $18,281                $73,396               $46,276
Management income                                          113                   224                    560                   808
Other income                                               516                   162                  1,170                   342
                                          --------------------    ------------------     ------------------    ------------------

Total property revenues                                 29,435                18,667                 75,126                47,426
                                          --------------------    ------------------     ------------------    ------------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                7,816                 4,865                 19,933                12,854
Taxes                                                    2,419                 1,376                  6,163                 3,356
General & administrative                                 1,318                   697                  3,067                 1,806
Depreciation & amortization                              3,380                 2,273                  8,813                 5,677
                                          --------------------    ------------------     ------------------    ------------------

Total property expenses                                 14,933                 9,211                 37,976                23,693
                                          --------------------    ------------------     ------------------    ------------------

INCOME FROM PROPERTY OPERATIONS                         14,502                 9,456                 37,150                23,733
                                          --------------------    ------------------     ------------------    ------------------

OTHER INCOME (EXPENSE):
Interest expense                                        (2,626)                 (454)                (5,848)               (1,667)
Interest income                                            176                    21                    506                    58
                                          --------------------    ------------------     ------------------    ------------------

INCOME BEFORE MINORITY INTEREST
AND GAIN ON INVESTMENT                                  12,052                 9,023                 31,808                22,124

Gain on investment                                         288                     0                    288                     0
                                          --------------------    ------------------     ------------------    ------------------

Income before minority interest                         12,340                 9,023                 32,096                22,124

Minority interest                                          (13)                  (44)                  (140)                 (151)
                                          --------------------    ------------------     ------------------    ------------------

NET INCOME                                             $12,327                $8,979                $31,956               $21,973
                                          ====================    ==================     ==================    ==================

NET INCOME PER UNIT                                      $0.55                 $0.49                  $1.54                 $1.40
                                          ====================    ==================     ==================    ==================

WEIGHTED AVERAGE UNITS OUTSTANDING                      22,600                18,220                 20,757                15,724
                                          ====================    ==================     ==================    ==================





                See notes to consolidated financial statements .

                              SUSA PARTNERSHIP, LP
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except unit data)

                                                                        as of                       as of
                                                           September 30, 1996           December 31, 1995
                                                        ---------------------        --------------------
                                                               (unaudited)
ASSETS
Investments in storage facilities, at cost:
Land                                                              $197,885                    $139,603
Buildings and equipment                                            532,535                     369,694
                                                        ---------------------        --------------------
                                                                   730,420                     509,297

Accumulated depreciation                                           (22,880)                    (14,561)
                                                        ---------------------        --------------------
                                                                   707,540                     494,736

Cash & cash equivalents                                              3,150                       2,802
Other assets                                                         8,975                      11,987
                                                        ---------------------        --------------------

     TOTAL ASSETS                                                 $719,665                    $509,525
                                                        =====================        ====================

LIABILITIES & PARTNERS' CAPITAL

Notes payable                                                      $66,138                    $107,605
Mortgage notes payable                                              17,972                       6,670
Accounts payable & accrued expenses                                  7,382                       5,910
Dividends payable                                                   11,987                          -
Rents received in advance                                            4,651                       3,680
Minority interest                                                      427                         524
                                                        ---------------------        --------------------

     TOTAL LIABILITIES                                             108,557                     124,389
                                                        ---------------------        --------------------

Commitments and contingencies

Partner's capital:
General partnership units                                          583,116                     364,947
 24,639,192 and 17,562,363 outstanding
Limited partnership units 1,289,000 and                             36,058                      26,916
   1,025,423 outstanding
Notes receivable - officers                                         (8,066)                     (6,727)
                                                        ---------------------        --------------------

     TOTAL PARTNERS' CAPITAL                                       611,108                     385,136
                                                        ---------------------        --------------------

     TOTAL LIABILITIES & PARTNERS' CAPITAL                        $719,665                    $509,525
                                                        =====================        ====================


                See notes to consolidated financial statements.

                              SUSA PARTNERSHIP, LP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Amounts in thousands)


                                                                          Nine months ended             Nine months ended
                                                                         September 30, 1996            September 30, 1995
                                                                      ---------------------         ---------------------
OPERATING ACTIVITIES:

Net Income                                                                         $31,956                       $21,973

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                   8,813                         5,677
     Minority interest                                                                 140                           151
     Gain on investment                                                               (288)                            -
     Changes in assets and liabilities:
          Other assets                                                              (2,326)                       (4,308)
          Other liabilities                                                          2,443                         2,382
                                                                      ---------------------         ---------------------
Net cash provided by operating activities:                                          40,738                        25,875
                                                                      =====================         =====================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                                (192,129)                     (177,638)
Developments placed in service                                                      (3,758)                            -
                                                                      ---------------------         ---------------------
Net cash used in investing activities                                             (195,887)                     (177,638)
                                                                      =====================         =====================

FINANCING ACTIVITIES:
Net borrowings under lines of credit                                               (41,467)                       56,900
Mortgage principal payments                                                           (199)                          (35)
Mortgage principal borrowings                                                                                      2,542
General partner contributions                                                      219,772                       107,776
Distributions to general partner                                                   (21,136)                      (15,682)
Distributions to limited partners                                                   (1,238)                         (543)
Distributions to minority interests                                                   (235)                         (182)
                                                                      ---------------------         ---------------------
Net cash provided by financing activities                                          155,497                       150,776
                                                                      =====================         =====================

Net increase in cash and equivalents                                                   348                          (987)
Cash and equivalents, beginning of period                                            2,802                         3,331
                                                                      ---------------------         ---------------------
Cash and equivalents, end of period                                                 $3,150                        $2,344
                                                                      =====================         =====================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 General partnership units issued in exchange for notes receivable                  $1,345                           -
 Mortgages assumed on storage facilities acquired                                  $11,501                           -
 Storage facilities acquired in exchange for Operating
  Partnership Units                                                                 $8,605                       $14,427
                                                                      =====================         =====================


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         Interim consolidated financial statements of SUSA Partnership, L.P. (the "Operating Partnership") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's Form 10-K, as filed with the Securities and Exchange Commission.

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

         In June of 1996, the Company formed Storage USA Trust (the "Trust"), a Maryland real estate investment trust, of which it is the sole shareholder, and transferred approximately 99% of the Company's interest in the Operating Partnership to the Trust. The Company remains the sole general partner of the Operating Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

3.       PARTNERSHIP CAPITAL

                        FORMATION OF STRATEGIC ALLIANCE

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty ("US Realty"), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty invested a total of $220,000 in the Company, placed two of its nominees on the Company's Board of Directors, and continues to make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). On March 19, 1996, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. As part of the Strategic Alliance, the Company agreed to amend the ownership limitations of the Company's Charter to permit US Realty to acquire up to 37.5% of the Company's capital stock. The Strategic Alliance, the amendment and certain related transactions were approved by shareholders at the Company's 1995 annual meeting held June 5, 1996.

         U.S. Realty made the following purchases of the Company's common stock pursuant to the Stock Purchase Agreement during the nine months ended September 30, 1996:




                                        # of                                             Gross
         Date                          shares          Price                          Proceeds
         -------------------------------------------------------------------------------------
         March 19, 1996               1,948,882        $31.30 per share             $   61,000
         July 8, 1996                 1,916,933        plus an adjustment               60,000
         September 30, 1996           3,162,939        for accrued dividends            99,000
                                                                                    ----------
                                                                                    $  220,000


         The Company contributed the proceeds of these offerings to the Operating Partnership, which used the funds to pay off borrowings under available credit lines, for the acquisition and development of self-storage facilities, and for working capital.

         In addition to the purchases of common stock from the Company, according to public filings, U.S. Realty acquired an additional 1,520,790 shares on the open market through October 25, 1996, and owned a total of 8,549,544 shares, or 34.7%, of the Company's outstanding common stock on that date. The Company did not receive any proceeds from these open market purchases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

                     EMPLOYEE STOCK PURCHASE AND LOAN PLAN


         In the nine month period ending September 30, 1996, the Company issued 43,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current stock price. The Company provides 100% financing for the purchase of the shares with interest at 7% per anum payable quarterly. The underlying notes are secured by the shares and mature in November 2002. At September 30, 1996, there are 273,000 shares of common stock issued and outstanding under the plan. The Company contributed the notes issued under the plan to the partnership in exchange for operating partnership units.


4.       INVESTMENT IN STORAGE FACILITIES

         The following summarizes activity in storage facilities during the period:




                 COST:
                      Balance on January 1, 1996                         $  509,297
                                 Property acquisitions                      195,668
                                 Existing facility expansions                 7,975
                                 Developments placed in service               8,600
                                 Land acquisition and
                                   joint venture development                  4,369
                                 Improvements and other                       4,511
                                                                         ----------
                      Balance on September 30, 1996                      $  730,420
                                                                         ==========



                 ACCUMULATED DEPRECIATION:
                      Balance on January 1, 1996                         $   14,561
                                 Additions during the period                  8,319
                                                                         ----------
                      Balance on September 30, 1996                      $   22,880
                                                                         ==========



         Unaudited pro forma combined results of operations of the Operating Partnership for the nine months ended September 30, 1996, are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 54 properties acquired during the nine month period ended September 30, 1996, had been completed as of January 1, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

4.       INVESTMENT IN STORAGE FACILITIES - CONTINUED



                                                         PRO FORMA FOR
                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1996
                   Revenues                                   $ 80,053

                   Net income                                 $ 32,916

                   Earnings per share                           $ 1.59


         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.


5.       INTEREST RATE SWAP AGREEMENT

         In anticipation of a debt offering in 1997, the Operating Partnership entered into an interest rate swap agreement in the third quarter of 1996, with the objective of reducing its exposure to future interest rate fluctuations. The agreement involved the exchange of a variable rate for fixed rate interest payment obligation. The agreement had a notional principle amount of $75,000, an effective date of March 1, 1997, and a maturity date of March 1, 2004.


6.       NOTES PAYABLE

         Notes payable at September 30, 1996 consist of $51,200 of borrowings under a $75,000 line of credit with a group of commercial banks and $14,938 of borrowings under a $30,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended September 30, 1996, the weighted average borrowings were $144,651, and the weighted average interest rate was 6.9%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                   (THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

7.       SUBSEQUENT EVENTS

         On November 7, 1996, the Operating Partnership completed the issuance of $100,000 of 7.125% Notes due on November 1, 2003. The net proceeds from the offering of $99,012 were used to repay borrowings under the outstanding lines of credit, to finance the acquisition of self-storage facilities, and for working capital. $2,500 of the net proceeds were used to settle an interest rate hedge agreement entered into in the third quarter of 1996.

         Subsequent to September 30, 1996, the Operating Partnership has completed the acquisition of 8 self-storage facilities for approximately $20,615. These acquisitions were financed through operating cash flows and borrowings under the available line of credit.

         The Operating Partnership has also entered into various property acquisition contracts with an aggregate cost of approximately $76,193. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be disapproved, the costs incurred by the Operating Partnership would be immaterial.

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

         Due to the substantial number of facilities acquired from September 30, 1995 to September 30, 1996, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Operating Partnership to compare certain information using occupancy, per square foot and pro forma data.

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


         RESULTS OF OPERATIONS- QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995.

         In the third quarter of 1996, the Operating Partnership reported growth in revenue, NOI and net income, respectively, of $10.8 million, $6.8 million and $3.3 million over the same quarter of 1995. Since September 30, 1995, the Operating Partnership has acquired 67 facilities and completed construction of and opened 2 new facilities. These 69 facilities added 4.7 million square feet, bringing the total square feet of the 215 facilities owned by the Operating Partnership at September 30, 1996 to 14.5 million. For the third quarter of 1996, the 132 facilities owned during the entire third quarter of 1995 provided 64.8% of the Operating Partnership's rental income. These same facilities' rental income grew 7.1% over 1995 results. The majority of this growth was provided by an approximate 10.2% rate increase, which was offset by discounts, and, to a lesser extent, by vacancies. At September 30, 1996, the physical and economic occupancy and rent per square foot of the 146 facilities owned at September 30, 1995, was 89%, 83%, and $9.60, respectively, while the figures as of September 30, 1995, were 90%, 84%, and $8.98, respectively. The Operating Partnership's portfolio of facilities as a whole had an average occupancy at September 30, 1996, of 89% physical and 83% economic, with an average rent per square foot of $9.46. Management income for the quarter ended September 30, 1996 declined due to the acquisition of 15 facilities which were managed by the Operating Partnership in the same period of 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned, and to a lesser extent, rental income on cellular tower and billboard leases, and franchise seminar fees.

         Cost of property operations and maintenance was $7.8 million for the quarter ended September 30, 1996, representing a $3.0 million increase over the third quarter of 1995. Cost of property operations and maintenance was 26.6% of revenues for the quarter ended September 30, 1996, which is consistent with 26.1% of revenues for the quarter ended September 30, 1995.

         Tax expense increased from $1.4 million or 7.4 % of revenues for the quarter ended September 30, 1995, to $2.4 million or 8.2% of revenue for the quarter ended September 30, 1996. This growth as a percentage of revenues reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Operating Partnership moves into new states and expands in current states. The majority of the property tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $0.7 million to $1.3 million for the third quarter of 1996 from the comparable quarter of 1995. As a percentage of revenues this category of expense increased from 3.7% for the quarter ended September 30, 1995 to 4.5% for the quarter ended September 30, 1996. The growth in this expense reflects the Operating Partnership's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

         Depreciation expense increased to $3.4 million for the quarter ended September 30, 1996 from $2.3 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Operating Partnership has acquired or placed in service approximately $256 million in depreciable assets since October 1, 1995.

         Interest expense for the quarter ended September 30, 1996, was $2.63 million as compared to $0.45 million for the comparable period in 1995. The 1996 third quarter interest expense represents weighted average borrowings of $144.7 million under the Operating Partnership's lines of credit at a weighted average interest rate of 6.9%.

         Interest income was $0.2 million for the quarter ended September 30, 1996 as compared to $0.02 million for the quarter ended September 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         The Operating Partnership reported a gain of $0.3 million on the disposition of its investment in a Jacksonville, Florida storage facility which was exchanged for cash and two facilities located in Oklahoma.



         RESULTS OF OPERATIONS- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

         In the first nine months of 1996, the Operating Partnership reported growth in revenue, NOI and net income, respectively, of $27.8 million, $17.8 million and $10.0 million over the same period of 1995. Management income for the nine months ended September 30, 1996 declined due to the acquisition of 15 facilities which were managed by the Operating Partnership in the same period of 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned, and to a lesser extent, rental income on cellular tower and billboard leases, and franchise seminar fees.

         Cost of property operations and maintenance was $19.9 million for the nine months ended September 30, 1996, representing a $7.1 million increase over the first nine months of 1995. Cost of property operations and maintenance was 26.5% of revenues for the nine months ended September 30, 1996 and 27.1% for the nine months ended September 30, 1995. The higher costs as a percent of revenues during 1995 were as a result of the Operating Partnership implementing its facility operating cost structure, along with the addition of area and district managers. These costs preceded the revenue growth related to the implementation of the Operating Partnership's marketing and pricing strategies.

         Tax expense increased from $3.4 million or 7.1% of revenues for the nine months ended September 30, 1995, to $6.2 million or 8.2% of revenue for the nine months ended September 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Operating Partnership moves into new states and expands in current states. The majority of the real estate tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $1.8 million to $3.1 million for the first nine months of 1996 from the comparable nine months of 1995. As a percentage of revenues, this category of expense grew from 3.8% for the nine months ended September 30, 1995, to 4.1% for the nine months ended September 30, 1996. The Operating Partnership expects that the gross expense will grow as the Operating Partnership expands its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

         Depreciation expense increased to $8.8 million for the nine months ended September 30, 1996 from $5.7 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Operating Partnership has acquired or placed in service approximately $256 million in depreciable assets since October 1, 1995.

         Interest expense for the nine months ended September 30, 1996 was $5.8 million as compared to $1.7 million for the comparable period in 1995. For the nine months ended September 30, 1996, interest expense represents weighted average borrowings of $108.1 million under the Operating Partnership's lines of credit at a weighted average interest rate of 7.0%.

         Interest income was $0.5 million for the nine months ended September 30, 1996, as compared to $0.06 million for the nine months ended September 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         The Operating Partnership reported a gain of $0.3 million on the disposition of its investment in a Jacksonville, Florida storage facility which was exchanged for cash and two facilities located in Oklahoma.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from operations grew to $41.0 million for the nine months ended September 30, 1996 from $26.0 million for the nine months ended September 30, 1995. This increase is primarily a result of the Operating Partnership's net income growing $10.0 million or 45.4%, over the prior nine month period, primarily as a result of the increase in number of facilities owned, and the improvement of operations at the facilities acquired.

         During the first nine months of 1996, the Operating Partnership acquired 54 facilities totaling 3,807,000 square feet for a cost of $195.3 million including the issuance of 215,769 units of limited partnership interest in the Operating Partnership ("units") valued at $8.6 million. In addition to its acquisitions during the period, the Operating Partnership opened a newly constructed 68,000 square foot facility in Northern Virginia, a 28,000 square foot expansion in Sarasota, Florida, a 35,000 square foot expansion in Memphis, Tennessee, and a 30,000 square foot expansion in Albuquerque, New Mexico. The Operating Partnership currently has plans to develop 21 new facilities, primarily in the Washington, D.C., and Memphis, Tennessee areas. Of these, 9 projects are under construction or are in construction planning, with expected costs totaling $30 million and completion dates anticipated to be in the third quarter of 1997.

         Expansions are planned for 19 existing facilities, and of these, 13 are under way with planned completion dates ranging from the first to the third quarters of 1997. Estimated costs of the 13 expansions under way are $10.2 million.

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty, an affiliate of Security Capital Group. Under the Stock Purchase Agreement, and pursuant to the terms and conditions thereof, US Realty invested a total of $220 million in the Company, placed two of its nominees on the Company's Board of Directors, and continues to make available to the Company certain strategic advice, research and related information and expertise. As part of the transaction, on March 19, 1996, July 8, 1996, and September 30, 1996, the Company issued to US Realty 1,948,882, 1,916,333, and 5,079,872 shares of Common Stock, respectively, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends. The Company has also executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. The Company contributed the net proceeds of these sales, to the Operating Partnership, which used the funds to pay off borrowings under the available lines of credit, for property acquisitions, and for working capital.

         At September 30, 1996, the Operating Partnership had $66.1 million of borrowings outstanding on its lines of credit, $3.4 million of fixed rate debt maturing in 2001, $2.3 million of fixed rate debt maturing in 2006, $0.9 million of fixed rate debt maturing in 2000, and $4.4 million of fixed rate debt maturing in 1997. During the first nine months of 1996, the Operating Partnership assumed two variable rate mortgages totaling $7.0 million and maturing in 2001. The weighted average balance and interest rate on these mortgages were $7.0 million and 9.01%, respectively. The Operating Partnership had $38.9 million of unused borrowing capacity under its lines of credit at September 30, 1996.

         During the period, the Operating Partnership issued approximately 18,000 Units valued at approximately $0.6 million in connection with the acquisition of facilities. The Operating Partnership's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

         As of September 30, 1996, there were 1,289,000 outstanding Units owned by third parties. Beginning one year after their issuance, 910,621 of these Units are redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock per Unit. The remaining 378,379 Units are redeemable for cash or, at the Company's option, a two-year promissory note. Any shares of Common Stock issued in redemption of Units are expected to be registered under the Securities Act of 1933, as amended, and to be freely tradeable.

         Subsequent to September 30, 1996, the Company has completed the acquisition of 8 self-storage facilities for approximately $20,615. These acquisitions were financed through operating cash flows and borrowings under the available line of credit.

         The Operating Partnership has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $76.2 million. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the fourth quarter. Should these contracts be disapproved, the costs incurred by the Operating Partnership would be immaterial.

         The Operating Partnership has filed a shelf registration statement relating to $250 million of unsecured non-convertible senior debt securities. This registration statement was declared effective on August 1, 1996, and on November 7, 1996, the Operating Partnership issued $100 million 7.125% Notes due November 1, 2003. The net proceeds from the offering of $99,012 were used to repay borrowings under outstanding lines of credit, to finance the acquisition of self-storage facilities, and for working capital.



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

         Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. The impact of conforming to the amended definition was to reduce FFO by approximately $154,000 and $425,000, and $246,000 and $333,000 for the three and nine month periods ended September 30, 1996 and September 30, 1995, respectively. Because of the change in the definition of FFO, FFO for the Operating Partnership may not be comparable to similarly titled measures of operating performance disclosed by other companies.

         The following table illustrates the components of the Operating Partnership's FFO for the quarters ended September 30, 1996 and September 30, 1995.

                                                    Three months          Three months          Nine months         Nine months
                                                           ended                 ended                ended               ended
                                                   September 30,         September 30,        September 30,        September 30,
                                                            1996                  1996                 1996                1995
                                           =====================================================================================
           Net Income                                   $ 12,327               $ 8,979             $ 31,956            $ 21,973

           Depreciation of real property                   3,224                 1,945                8,235               4,726

           Amortization of lease
           guarantees                                          2                    22                   70                 313

           Amortization of non-compete                         0                    63                   83                 189
                                           -------------------------------------------------------------------------------------
           Consolidated FFO                               15,553                11,009               40,344              27,701


                                           =====================================================================================


         The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Operating Partnership's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, its dividend requirements may require the Operating Partnership to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1995, distributions were approximately 85% of the Operating Partnership's FFO.


         The Operating Partnership has incurred approximately $0.75 million for regularly scheduled maintenance and repairs during the nine months ended September 30, 1996. For the year, the Operating Partnership expects to incur approximately $1.2 million for scheduled maintenance and repairs and approximately $5.9 million to conform facilities acquired during 1995 and 1994 to Operating Partnership standards.

         The Operating Partnership believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

         INFLATION

         The Operating Partnership does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rental increases which provide the Operating Partnership with the opportunity to achieve increases in rental income as each lease matures.

         SEASONALITY

         The Operating Partnership's revenues typically have been higher in the third and fourth quarters primarily because the Operating Partnership increases its rental rates on most of its storage units at the beginning of May, and to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring and early fall months due to the greater incidence of residential moves during those periods. The Operating Partnership believes that its tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Operating Partnership does not expect seasonality to materially affect distributions to shareholders.

         RECENT ACCOUNTING DEVELOPMENTS

         In October of 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued. The standard is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue expense recognition under APB 25, and disclosing pro forma net income, and earnings per share information based on the FAS 123 fair value methodology.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.      Exhibit 27 - Financial Data Schedule

         b.      Reports on Form 8-K     -   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Dated:           November 14, 1996

                                           SUSA Partnership, L.P.



                          By:              /s/ Thomas E. Robinson
                                           ----------------------
                                           Thomas E. Robinson
                                           President & Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)