Form 10-K
period 1996-12-31
SUSA PARTNERSHIP LP
filed 1997-03-31
CIK 1011991

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from_______to_______

                        Commission file number 001-12910

                             SUSA Partnership, L.P.
             (Exact name of registrant as specified in its charter)


                 Tennessee                              62-1554135
      State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization
10440 Little Patuxent Parkway, Suite 1100,                 21044
               Columbia, MD                              (Zip Code)
 (Address of principal executive offices)


       Registrant's telephone number, including area code: (410) 730-9500

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
 SUSA Partnership, L.P.                          New York Stock Exchange
     7.12% Notes
 Due November 15, 2003


        Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the units held by non-affiliates of the registrant was approximately $72,106,000 as of March 26, 1997, based on 1,903,797 units held by non-affiliates of the registrant. (For this computation, the registrant has excluded the market value of all units reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                   1,903,797
(Number of units of limited partnership interest outstanding as of March 26,
1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II and Part III incorporate certain information by reference from the Storage USA, Inc.'s 1996 Annual Report to Shareholders and from the Storage USA, Inc.'s definitive proxy statement to be filed with respect to the 1997 Annual Meeting of Shareholders.

                                     Part I

Item 1.  Business
          General

         SUSA Partnership, L.P. (the "Partnership") is engaged in the business of owning, managing, acquiring, developing and franchising self-storage facilities. At December 31, 1996, the Partnership owned 242 facilities containing 16.3 million net rentable square feet in 29 states and the District of Columbia and managed for others 27 facilities containing an additional 1.6 million net rentable square feet, making it the fourth largest operator of self-storage facilities in the United States. The facilities are located in or near major metropolitan areas, operate under the Storage USA(R) name, and offer low-cost, easily accessible and enclosed storage space for personal and business use. Average physical and economic occupancy for the facilities owned by the Partnership at December 31, 1996, were 86% and 79%, respectively. Physical occupancy is computed by dividing the total net rentable square feet occupied as of the date computed by the total net rentable square feet for the facilities in a particular location. Economic occupancy is computed by dividing the expected income by the gross potential income. Gross potential income is defined as the sum of all units available to rent multiplied by the market rental rate applicable to those units as of the date computed. Expected income is defined as the sum of all units rented as of the date computed, multiplied by the rental rate per the existing leases applicable to those units as of the date computed. Rent per square foot for the facilities owned by the Partnership at December 31, 1996, was $9.73. Rent per square foot is the annualized result obtained by dividing gross potential income by total net rentable square feet available on a given date.

         The Partnership is a fully integrated organization that has expertise in acquisition, development, construction and management of self-storage facilities and has approximately 890 employees. Its sole general partner is Storage USA, Inc. (the "Company"), which is a publicly-held, self-managed and self-advised real estate investment trust ("REIT"). The Company conducts all of its activities through the Partnership and its subsidiaries, and at December 31, 1996, it owned a 93% interest in the Partnership.

         The Partnership's primary business objectives are to increase its cash flow from operations and the value of the Partnership's facilities. The Partnership plans to achieve these objectives through the strategies discussed below, including improving the operations of its facilities and selectively expanding its portfolio of facilities through acquisition and development. The Partnership believes that it is distinguishable from most of its competitors by its access to capital markets, the management information systems it has developed, the skilled personnel it has gathered and trained for managing self-storage facilities, and its expertise in acquiring and developing self-storage facilities in diverse locales with potential for increased occupancy and rental rates.

Self-Storage Facilities

         The Partnership's self-storage facilities offer customers fully-enclosed units, which are for their exclusive use and to which they control access by furnishing their own locks. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of the Partnership's tenants are individuals, ranging from high-income homeowners to college students, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500to 600 tenants, with no single tenant occupying more than one to two percent of the net rentable square feet of a facility.

         The Partnership's self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. They are generally protected by computer-controlled access gates, door alarm systems and video cameras. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. The Partnership's facilities are designed to be aesthetically pleasing, are kept clean and in good repair by friendly, trained managers, and are open for service during hours and on days convenient to tenants and prospective tenants. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved secure storage areas for recreational vehicles, boat and commercial vehicles. All facilities offer reception of deliveries for commercial customers.

Internal Growth Strategy

         The Partnership's internal growth strategy is to pursue an active leasing policy (which includes aggressively marketing available space and renewing existing leases at higher rents per square foot). As a result of its internal growth strategy, the Partnership has historically received premium rents, while achieving high occupancy levels and increasing profitability. By implementing this strategy for the 96 facilities owned by the Partnership since December 31, 1994, the Partnership, for 1996, increased revenue and net operating income by 7.7% and 5.7%, respectively, over revenue and net operating income achieved by the Partnership in the prior year.

        O          Aggressive  Leasing - The  Partnership  seeks to increase its revenues by increasing and maintaining the occupancy in its facilities through the use of sales and marketing programs that are customized for each location by facility managers who have substantial authority and effective incentives. The facility managers are trained to market both phone-in and walk-in prospective tenants. Emphasis is placed on conversion from the initial telephone call to an on-site visit and from the on-site visit to a rental.

        O          Regularly  Scheduled  Rent  Increases - The  Partnership  has
                  historically increased rents in all of its facilities at least once a year regardless of the occupancy level. As a facility nears 100% occupancy, the Partnership typically increases rents more frequently.

        O          Trained Facility Managers - The Partnership carefully selects and thoroughly trains managers of its self-storage facilities. To hire outgoing, personable, sales-oriented people capable of implementing these programs, the Partnership uses personality profiles and personal interviews to screen applicants during the recruiting process. Training programs feature facility operations and marketing manuals, sales and marketing programs, telephone communication, and computer and daily facility operations (unit rental, retail sales, facility maintenance, security systems and financial duties). The Partnership's formal training programs are followed by on-the-job training (supervised by a regional manager) and a three-step, self-administered certification program. The Partnership conducts monthly telephone surveys in which "mystery shoppers" hired by the Partnership call each facility posing as prospective customers. These telephone calls are recorded and graded by management for policy compliance and sales skills.

       O           Integrated  Management  Information  Systems  -  To  maintain appropriate controls and enhance operational efficiencies, the Partnership has installed at each facility computer systems with comprehensive facilities management software. Weekly operating results are transmitted electronically from each of these facilities to the Partnership's headquarters. These systems allow the Partnership to monitor closely manager performance and market response to the Partnership's rental structure.

External Growth Strategy

         The Partnership's external growth strategy is designed to increase the number of facilities owned by the Partnership either by acquiring suitably located, under-performing facilities that offer upside potential due to low occupancy rates or non-premium pricing, or by developing and constructing new self-storage facilities in favorable markets. In pursuing acquisition opportunities, the Partnership seeks to add facilities in those metropolitan areas in which the Partnership operates and selectively to enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. The Partnership intends to acquire or develop facilities that are near residential areas, clearly visible to consumer traffic, easily accessible for entrance and exit and attractively designed.

Acquisitions

         Since the the Company's initial public offering in March 1994 ("IPO"), the Partnership has purchased 198 self-storage facilities containing 13.2 million net rentable square feet for an aggregate purchase price of approximately $674 million. Management believes that there are several factors that favor its acquisition policy:

        O          Fragmented Industry Ownership - The Partnership believes that there are approximately 25,000 self-storage facilities in the United States with approximately 906 million net rentable square feet. At December 31, 1996, the 10 largest operators of self-storage facilities managed approximately 2,900 or 12% of all facilities. Management believes this fragmented ownership offers opportunities for acquisitions, including opportunities resulting from the necessity of sale by some smaller operators who cannot obtain refinancing, the desire of some smaller operators to sell their facilities to obtain retirement funds or to seek alternative investments, and the inability of other smaller operators to obtain funds with which to compete for acquisitions as timely and inexpensively as the Partnership.

        O          Operating  Efficiencies  - The  Partnership  believes  that a significant percentage of self-storage properties are owned by smaller operators which historically have been operated less efficiently than the Partnership's facilities. The Partnership believes it has developed an expertise in improving the performance of such properties.

        O          Demand for Tax Deferral - In several of its acquisitions, the
                  Partnership has financed a portion of the sales price through the issuance of units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. The Partnership believes that its ability to offer Units as a form of consideration is a key element in its ability to successfully negotiate with sellers of self-storage facilities. Since the IPO, the Partnership has issued 1.8 million Units valued at $56 million in consideration for the acquisition of 35 self-storage facilities.

        O          Property   Assimilation   -  The   Partnership's   integrated
                  management   information  systems  allow  it  to  quickly  and
                  efficiently assimilate its acquisition targets. All of the Partnership's facilities are electronically linked to a central computer system, which allows management to control an increased number of facilities with minimal additional human resources. Management expects the data systems, together with its track record of managing or developing facilities in new areas of the country, to assist in integrating future facilities into the Partnership. Commonly, the Partnership is able to retrain existing managers of acquired facilities and rapidly realize operating improvements.

Development

         Management believes that there are factors that favor its facilities development strategy. These factors include:

        O          Development  Expertise - The  Partnership  has recently taken advantage of its in-house development capability to selectively develop new facilities in areas where suitable acquisitions may not be available. The development activities consist primarily of additions to existing facilities and construction of new facilities. Since 1985, the Partnership and predecessor organizations have developed and constructed 21 facilities, 15 of which the Partnership owns. At December 31, 1996, the Partnership had under construction or in development approximately 1.3 million net rentable square feet contained in 12 new facilities and in expansions to 18 existing facilities.

        O          Development Capital - The Partnership has a proven ability to access various forms of capital that differentiates it from most of its competitors, particularly since capital for the construction of new self-storage facilities (traditionally funded by savings and loan associations) has been less available in recent years.

Capital Strategy

         The Company and the Partnership intend to maintain a conservative capital structure designed to enchance access to capital and to facilitate earnings growth. The Company expects to finance long-term capital needs through the issuance of equity and debt securities. Since the IPO, the Company has issued $312 million of its Common Stock in three public offerings and $ 252 million of its Common Stock in a series of direct placements with Security Capital U.S. Realty ("USRealty"), an affiliate of Security Capital Group, pursuant to the strategic alliance discussed below. The proceeds of these offerings were contributed to the Partnership in exchange for units of interest in the Partnership . In October 1996, the Partnership issued to the public $100 million of its unsecured 7.125% Senior Notes due November 1, 2003. In addition, since the IPO, the Operating Partnership has issued 1.8 million Units valued at $56 million in consideration for the acquisition of 35 self-storage facilities.

         Short-term capital needs, including acquisition funding pending the issuance of additional securities, are met through the Partnership's revolving lines of credit. The Partnership has available $105.0 million in unsecured revolving lines of credit with a group of commercial banks, under which it had borrowed $52.7 million as of December 31, 1996. At December 31, 1996, the Partnership also had mortgage loans outstanding of $45.7 million that were secured by 17 properties. The policy of the Company and the Partnership, which is subject to change at the discretion of the Company's Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or that amount that will sustain a minimum debt service coverage ratio of 3:1. As of December 31, 1996, the total indebtedness of the Partnership would have been 22.8% of total assets at cost and its debt service coverage ratio for the year ended December 31, 1996, would have been 7:1. The Partnership believes that this policy, the Company's success in raising equity capital and through the Partnership, debt capital, its preference for unsecured debt and its ability to purchase self-storage facilities in exchange for Units all demonstrate the commitment of the Partnership to maintain a conservative but flexible capital structure that will permit continued access to the capital markets on favorable terms.

Strategic Alliance with Security Capital U.S. Realty

         In March 1, 1996, the Company entered into a Stock Purchase Agreement and a Strategic Alliance Agreement with USRealty. Under the Stock Purchase Agreement, between March and September 1996, USRealty purchased from the Company 7,028,754 shares of Common Stock for an aggregate direct investment of $220.0 million. The Strategic Alliance Agreement, among other things, permits USRealty to purchase up to 37.5% of the Company's Common Stock and to participate in certain offerings of the Company's equity securities. Through March 27, 1997, US Realty had purchased an additional 3,713,047 shares of Common Stock, including 851,000 shares purchased pursuant to the exercise of its participation rights in connection with the Company's public sale of 1,610,000 shares in March 1997. As of March , 1997, USRealty owned 10,741,801 shares, or 37%, of the Company's outstanding Common Stock. Also, pursuant to the Strategic Alliance Agreement USRealty has placed two of its nominees on the Company's Board of Directors, William D. Sanders, Chairman of the Board and Chief Executive Officer of Security Capital Group, and J. Marshall Peck, Managing Director of Security Capital Investment Research Incorporated. USRealty's investment in the Company is subject to additional limitations and terms under the Strategic Alliance Agreement and a Registration Rights Agreement.

The Partnership believes that the alliance with USRealty has provided it with access to significant additional financial and strategic resources not otherwise readily available to it, thereby enhancing its short-term and long-term growth prospects and better positioning it to capitalize on opportunities as the REIT industry matures. The Partnership also expects that it will benefit significantly from its affiliation with USRealty and access to USRealty's market knowledge, operating experience and research capabilities.

Franchise Operations

         In June 1996, the Partnership formed Storage USA Franchise Corp. ("Franchise Corp."), in which the Partnership has a 97.5% interest. Franchise Corp. offers the Partnership's systems, expertise and a registered trademark to third parties under a franchise program that the Partnership believes to be unique in the self-storage industry. The Partnership formed Franchise Corp. to be a non-capital intensive revenue source and does not anticipate that the franchise program will have a material impact on its operating results in the near term.

Operating Practices

         The Partnership believes that it has been successful in operating self-storage facilities primarily due to the Partnership's convenient, attractive, well-equipped facilities, its friendly, customer-service oriented, on-site facility management staff, and its experienced corporate staff.

Pricing Policy

         The Partnership is typically confident in its local competitive position, and tends to seek higher rents more aggressively in appropriate unit-size categories than its competitors. The Partnership believes the average rental rate per net rentable square foot in its facilities is usually higher than the rental rates at its competitor's facilities. The Partnership's managers frequently survey activities and conditions at competing facilities. In addition, the geographic diversity of self-storage facility tenants allows rents to be raised more often at the end of rental periods in a non-uniform manner, unlike apartments which must generally raise rents in a uniform manner on a less routine basis.

Marketing

         The Partnership employs various means to maintain and increase its share of the self-storage market for its facilities and to obtain rental rate increases. The Partnership develops a written marketing plan for each facility with a strong emphasis on developing a customer-oriented management team. The Partnership utilizes yellow page advertising, site signage and location as the primary means to advertise its services. The Partnership utilizes some print and media advertising, but generally only during a facility's lease up stage. Primarily marketing emphasis is placed on training managers to act as salespeople and to convert prospective tenants into actual tenants. Managers visit area apartment complexes and businesses to contact potential customers and provide them with information regarding the Partnership's services. The Partnership's facility managers also seek new tenant referrals from area apartment managers, moving and storage personnel, and existing tenants.

Capital Expenditures and Maintenance

         Due to the type of simple structures and durable materials used for the facilities, property maintenance is minimal as compared to other types of real estate investments. The majority of the Partnership's facilities are one story, with either tilt-up concrete or masonry load-bearing walls, easily moved steel interior walls, and metal roofs. Typical capital expenditures include replacing asphalt roofs, gates, air conditioning equipment and elevators (as contrasted with expense items such as repairing asphalt, repairing a door, pointing up masonry walls, painting trim and facades, repairing a fence, maintaining landscaping, and repairing damage caused by tenant vehicles). Maintenance within a storage unit between leasing typically consists of sweeping out the unit and changing a light bulb. Maintenance is the responsibility of the facility manager who resides in the apartment located at most of the facilities.

Property Security

         All facilities are equipped with a modern security system after they have been conformed to Partnership standards. The facility manager obtains a positive identification of each tenant prior to leasing. The individual tenant is then given a designated personal identification number for use in connection with a computerized gate access system. Each access is computer-logged (and may be denied for non-payment of rent) and the gate and some drive aisles are monitored by video cameras.

Data Processing/Management Information Systems

         The Partnership's computer system, which links the corporate office with each facility, expedites financial statement and budget preparations, internal auditing and provides detailed information with respect to the tenant mix, occupancy levels, revenues, expenses and other information relating to each facility. All necessary data is transmitted weekly to the Partnership's central office. Management believes that the Partnership's present information systems will be adequate to support additional growth with minimal additional upgrades.

Staffing and Training

         Each existing facility is typically managed by a management couple who reside on site and are responsible for the overall operations of the facility, plus a relief manager. The Partnership's facility managers are trained to provide conscientious customer service, are provided with incentives to exercise properly the powers granted to them, and are supervised through the Partnership's management information systems and site audits. Incentive programs are put in place for facility management teams which emphasize monthly budgets set for each facility. Managers receive bonuses based upon exceeding budgeted goals.

Employee Recognition and Compensation

         In addition to their salaries, the Partnership's facility managers receive annual vacation, health insurance and the ability to participate in the Company's 401(k) tax-advantaged savings plan and 1993 Omnibus Stock Plan. Facility managers generally receive bonuses when monthly revenues exceed budgeted amounts and when annual revenue increases over the prior year. The Partnership has a program to recognize good performance of managers on a quarterly and yearly basis, with winners receiving cash bonuses and Partnership-wide recognition.


"Total Storage Satisfaction Guaranteed TM" Program

         The Partnership's "Total Storage Satisfaction Guaranteed TM" Program emphasizes an aggressive approach which seeks to create a positive storage experience for the customer and to promote repeat business and referrals.

Collections

         Rents are paid in advance on a monthly basis. The Partnership imposes substantial late fees for delinquent payment of rent beginning five days after the due date and escalating periodically thereafter. The Partnership's accounts receivable collection history has averaged over 98% in recent years due primarily to management scrutiny and favorable state laws which permit the relatively rapid eviction of non-paying tenants and the sale of their stored goods without court order to pay past due charges. Upon non-payment of rent, the tenant's access code is invalidated and a Partnership lock is placed on the storage unit. The actual time typically required to evict a non-paying tenant and to sell and remove his goods is between 45 and 75 days after default in the states in which the facilities are located. Customers generally bring their accounts current after access is denied and the eviction rate at the Partnership's facilities has not been material.

Other Activities

         The Partnership sells locks and packing materials and, at certain locations, rents trucks to both tenants and non-tenants. The trucks are owned by a third-party rental company and the Partnership receives a commission for each rental. The Partnership,through a wholly-owned subsidiary also manages for a fee, self-storage properties owned by others.

Local Regulations

         As with all real property, storage facilities must conform to local zoning ordinances. Typically, self-storage facilities are not a permitted use within the commercial and retail zones desired by the Partnership for development of a new facility. Therefore, the Partnership must generally obtain a special use permit or zoning variance to undertake the development of a new facility.

Competition

         Competition exists in all of the market areas in which the facilities are located. The Partnership principally faces competitors who seek to attract tenants primarily on the basis of lower prices. However, the Partnership usually does not seek to be the lowest price competitor. Rather, based on the quality of its facilities and its customer service-oriented managers and amenities, the Partnership's strategy is to lead particular markets in terms of prices.

         The pool of self-storage users has increased in recent years due to greater consumer awareness, cost reduction programs by businesses, increased mobility in the general population and an increasing mix of products and services offered by self-storage facilities. Although circumstances vary among markets, the Partnership believes that current demand for self-storage facilities is strong when compared to the available supply of self-storage space. At the same time, the Partnership believes that few operators of self-storage facilities are currently constructing additional facilities or have access to the capital and the development and construction expertise necessary to do so. Therefore, the Partnership believes that the supply of self-storage facilities will remain relatively limited for some time, and that the industry generally will continue to experience strong occupancy and increasing rental rates. The Partnership believes that its access to capital markets as a public company, the systems and methods it has developed and the skilled personnel it has gathered and trained for acquiring and managing self-storage facilities with potential for increased occupancy and rental rates, and its expertise in facility development and construction place the Partnership in a position to capitalize on these market conditions for the benefit of its shareholders.

         Certain of the Partnership's competitors operate more facilities and have substantially greater financial resources than the Partnership. The three largest self-storage managers, based on industry data as to the number of facilities operated (whether or not the facilities are owned), are: (1) Public Storage Management, Inc. (66.3 million square feet in 1,121 facilities); (2) U-Haul International, Inc. (18.2 million square feet in 779 facilities); and (3) Shurgard Incorporated (18.1 million square feet in 296 facilities). (Source:
Self-Storage  Almanac 1996-1997 edition).  The Partnership is the fourth largest self-storage manager, with 18.7 million square feet in 281 facilities as of March 27, 1997. These other entities may generally be able to accept more risk than the Partnership can prudently manage, including risks with respect to the geographic proximity of its investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities offered to the Partnership and increase the price required to be able to consummate the acquisition of particular facilities. Further, the Partnership believes that competition from entities organized for purposes substantially similar to the Partnership's objectives could increase. Nevertheless, the Partnership believes that the operations, development and financial experience of its executive officers and directors and its customer-oriented approach to management of self-storage facilities should enable the Partnership to compete effectively.

Employees

All persons referred to herein as employees of the Partnership are employees of the Partnership or of its subsidiaries. As of December 31, 1996, the Partnership employed approximately 893 employees, of whom approximately 250 were employed part-time (fewer than 30 hours per week) on a regular basis. None of the Partnership's employees is covered by a collective bargaining agreement.

Qualification as a Real Estate Investment Trust

The Company operates so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT which complies with the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal tax on its distributed income. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect with respect to the qualifications as a REIT or the federal income tax consequences of such qualification. If the Company were to fail to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.


Environmental Matters

         The Partnership has obtained Phase 1 environmental audits on all of its facilities from various outside environmental engineering firms. The purpose of the Phase 1 audits is to identify potential sources of contamination at these facilities and to access the status of environmental regulatory compliance. The Phase 1 audits include historical reviews of the facilities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks, and the preparation and issuance of a written report. A Phase 1 audit does not include invasive procedures, such as soil sampling or ground water analysis. In certain instances the Partnership has obtained Phase 2 environmental audits or procedures in order to determine (using invasive testing) whether potential sources of contamination indicated in Phase 1 audits actually exist. While some of the facilities have in the past been the subject of environmental remediation or underground storage tank removal, the Partnership is not aware of any contamination of facilities requiring remediation under current law. The Partnership will not take ownership of any acquisition facility prior to completing a satisfactory environmental review and inspection procedure. No assurance can be given that the Phase 1 and 2 audits identified or will identify all significant environmental problems or that no additional environmental liabilities exist.

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances was in violation of a tenant's lease. Furthermore, the cost of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of its facilities, the Company or the Partnership may become liable for such costs.

         The environmental audit reports have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets or results of operations, nor is the Partnership aware of any such liability. Nevertheless, it is possible that these reports do not or will not reveal all environmental liabilities or that there are material environmental liabilities of which the Partnership is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the facilities will not be affected by the condition of the properties in the vicinity of the facilities (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership or the Company or, (iii) tenants will not violate their leases by introducing hazardous or toxic substances into the Partnership's facilities. The Partnership may be potentially liable as owner of the facility for hazardous materials stored in units in violation of a tenant's lease, although to date the Partnership has not incurred any such liability.

         The Partnership believes that the facilities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Partnership has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its present or former properties.


Policies and Objectives with Respect to Certain Activities

         The following is a discussion of the Partnership's policies with respect to investment financing, conflict of interest and certain other activities. The policies with respect to these activities have been determined by the Board of Directors of the Company and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company, except that (i) changes in certain policies with respect to conflicts of interest must be consistent with legal requirements and
(ii) the Company cannot take any action intended to terminate its qualification as a REIT without the approval of the holders of a majority of the outstanding Common Stock. See also "-Limitations on Corporate Actions Pursuant to Strategic Alliance Agreement" below.


Acquisition, Development and Investment Policies

         The Partnership's investment objectives are to acquire or develop income-producing self-storage facilities with property level cash flow growth potential. The Partnership's business is focused solely on self-storage facilities. The Partnership's policy is to acquire facilities with less than mature occupancy levels or less than optimum rental rates to expand existing facilities, and to develop new facilities. The Partnership reviews its portfolio of self-storage facilities periodically and considers whether any of its facilities are no longer an optimal use of the Partnership's capital or management resources. When a facility is no longer considered an optimal use of the Partnership's capital, the Partnership will seek to sell the facility taking into account the tax consequences of such sales.

         The Partnership expects to pursue its investment objectives through the direct and indirect ownership of self-storage facilities. The Partnership will participate with other entities in property ownership, thought joint ventures, subject to limitations of the Strategic Alliance Agreement or other types of co-ownership. Equity investment may be subject to existing mortgage financing and other indebtedness that may have priority over the equity interest of the Partnership.

         While the Partnership emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests, including securities of other REITs. The Partnership does not currently invest in securities of other REITs and has no present intention of doing so. The Partnership may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. Specifically, the Partnership may make participating and non-participating loans collateralized self-storage facilities owned by third parties.

         The Company is subject to certain restrictions on its investing activities pursuant to the Strategic Alliance Agreement with US Realty, as described below.

         The Partnership intends to continue to manage self-storage facilities owned by others for a fee.

         The Partnership may make investments other than as described above although it does not currently intend to do so.

Financing Policies

         The Company intends to make additional investments in self-storage facilities and may incur or cause the Partnership to incur indebtedness to make such investments or to meet the distribution requirements imposed by the REIT provisions of the Code, to the extent that cash flow from the Company's investments and working capital is insufficient.

         The Partnership may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of facilities, growth and acquisition opportunities and other factors. The Charter and Bylaws of the Company do not limit the amount or percentage of indebtedness, funded or otherwise, the Company or the Partnership might incur. The Board of Directors of the Company has adopted a policy limiting the Company's and the Partnership's indebtedness to the lesser of 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ratio of 3:1. However, the Board of Directors can, without shareholder approval, amend or modify its current policy on borrowing. If this policy were changed, the Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Partnership's cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt. In the event management deems it appropriate, the Partnership will enter into arrangements with a creditworthy financial institution for the purpose of limiting the maximum interest expense to which the Partnership would be subjected in the event interest rates rise. The Company is also subject to certain limitations with respect to the incurrence of indebtedness under the Strategic Alliance Agreement, as described below.

         Borrowings may be incurred through the Partnership or the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness incurred by the Partnership may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnership. Such indebtedness may be recourse to all or any part of the assets of the Company or the Partnership, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company or the Partnership may be used for the payment of distributions, working capital, for refinancing existing indebtedness or for financing acquisitions or expansions of facilities.

         If the Board of Directors determines to raise additional equity capital, the Board has the authority, generally without shareholder approval, to issue additional common stock, preferred stock or other capital stock of the Company in any manner (and on such terms and for such consideration) as it deems appropriate, including in exchange for property. Except for USRealty's rights under the Strategic Alliance Agreement to participate in certain issuances or sales of the Company's capital stock, existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company.

Conflict of Interest Policies

         The Company's Board of Directors and its officers are subject to certain provisions of Tennessee law which are designed to eliminate or minimize certain potential conflicts of interest. In addition, the Company and the Partnership has adopted certain policies designed to eliminate or minimize potential conflicts of interest. However, there can be no assurance that these policies always will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all shareholders.

         Amended Charter and Bylaw Provisions. The Company's Charter, with limited exceptions, requires that a majority of the Company's Board of Directors be comprised of persons who are not officers or employees of the Company ("Independent Directors"). The Charter provides that such requirement may not be amended, altered, changed or repealed without the affirmative vote of at least 80% of the members of the Board of Directors or the affirmative vote of the holders of not less than 75% of the outstanding shares of capital stock of the Company entitled to vote. In addition, the Company's Bylaws provide that any action pertaining to any transaction involving the Company, including the purchase, sale, lease or mortgage of any real estate asset or any other transaction in which a director or officer of the Company, or any affiliate of the foregoing, has any direct or indirect interest, must be approved by a majority of the directors, including a majority of the Independent Directors.

         The Operating Partnership. The Partnership Agreement as defined below gives the Company, as General Partner of the Partnership (the "General Partner"), full, complete and exclusive discretion in managing and controlling the business of the Partnership and in making all decisions affecting the business and assets of the Partnership. The Partnership Agreement provides that the General Partner may cause the Partnership to issue additional Units for such consideration and on such terms and conditions as the Company in its discretion may determine.

         Provisions of Tennessee Law. Pursuant to Tennessee law (the jurisdiction under which the Company is organized), each director is required to discharge his duties in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances and in a manner he reasonably believes to be in the best interests of the Company. The provisions of the Company's Bylaws are more stringent than the Tennessee law restrictions on transactions with the Company in which a director or officer of the Company has a direct or indirect interest.

         Officers' Ownership. The Company has adopted a policy, in which all of its officers have concurred, generally prohibiting officers of the Company from owning, directly or indirectly, interests in self-storage facilities which compete with the Company's facilities, as well as from owning Units if the result would be that the officers would have a different tax basis from the Company in any facilities acquired by the Partnership.

Policies with Respect to other Activities

         The Company has authority to offer shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. The Company may pay cash or issue shares of Common Stock to holders of Units upon exercise of their Redemption Rights (as described below). The Company has not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, nor has the Company invested in the securities of other issuers other than the Partnership for the purpose of exercising control. The Company intends to make investments that will not cause it to be treated as an investment company under the Investment Company Act of 1940.

         At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT unless, because of changing circumstances or changes in the Code (or in Treasury Regulations), the Board of Directors, with the consent of a majority of the shareholders, determines that it is no longer in the best interests of the Company to qualify as a REIT.

Working Capital Reserves Policy

         The Partnership will attempt to maintain working capital reserves in amounts adequate to meet normal contingencies in connection with the operation of the Partnership's business and investments.

Limitations on Corporate Actions Pursuant to Strategic Alliance Agreement.

         Pursuant to the Strategic Alliance Agreement, and until the first to occur of (y) the expiration of the five-year period following shareholder approval of the Strategic Alliance (the "Standstill Period") and any extension thereof, and (z) the first date following the consummation of the second funding in connection with the Strategic Alliance on which US Realty's ownership of Company Common Stock drops below 20% of the outstanding shares of Company Common Stock for a continuous period of 180 days (a "20% Termination Date"), the Company may not (a) incur total indebtedness in an amount exceeding 60% of the value of the Company's total assets (which is deemed to be equal to the market value of the Company's outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)), (b) cause or permit the sum of (i) securities of any other person, (ii) assets held other than directly by the Company or the Partnership, (iii) loans made by the Company to the Partnership or any other Subsidiary, or the reverse, (iv) assets managed by persons other than employees of the Company or the Partnership, to, at any time, exceed 10%, at cost, of the consolidated assets owned by both the Company and the Partnership, (c) own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of the Company's real estate assets at cost, (d) terminate its eligibility for treatment as a REIT for federal income tax purposes, or (e) except as permitted or required by agreements existing as of March 1, 1996, (i) own any interest in any partnership unless the Company is the sole managing general partner of such partnership or (ii) permit the Partnership to issue units, or securities convertible or exercisable for Units, if such issuance would cause the Company to own less than 90% of the Units on a fully diluted basis (collectively, the "Corporate Action Covenants"). The Company has certain specified rights to cure certain failures to comply with the Corporate Action Covenants.

         In addition, the Partnership is subject to certain limitations, pursuant to the Strategic Alliance that continue until USRealty's ownership of Company Common Stock shall have been below 20% by value of the actually outstanding shares of Company Common Stock for a continuous period of 180 days (subject to certain conditions). Generally, these limitations restrict the amount of assets that the Partnership own indirectly through other entities and the manner in which the Parntership conducts its business. USRealty requested these conditions because of its belief that REITs with direct and extensive control over the operation of all of their assets operate more effectively and in order to permit US Realty to comply with certain requirements of the Code and other countries' tax laws applicable to foreign investors. The Company, during the same period, has agreed not to take actions in the future that would result in more than 10% of its gross income, or more than 10% of the Company's assets by value (subject to certain adjustments), being attributable to properties that are indirectly owned and are not managed by employees of the Company or the Partnership. USRealty has agreed to waive these requirements in certain specific instances where indirect ownership facilitates the Company's acquisition of certain facilities.


         The Partnership believes that these limitations are generally consistent with its operating strategies and does not believe that they will materially restrict its operations or have a material adverse effect on its financial condition or results of operations, though there can be no assurance that they will not do so in the future.

Forward-Looking Statements and Risk Factors

         All statements contained in this Annual Report that are not historical facts, including but not limited to, statements regarding the Partnership's business strategies and managements' evaluation of industry and competitive conditions, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in the markets in which the Partnership operates negatively affecting impacting the financial resources of the Partnership's clients; certain of the Partnership's competitors with substantially greater financial resources than the Partnership reducing the number of suitable acquisition opportunities offered to the Partnership and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in Partnership markets resulting in over-supply and lower rental or occupancy rates; the availability of sufficient capital to finance the Partnership's business plan on terms satisfactory to the Partnership; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and other risk factors described elsewhere in this Annual Report. The Partnership cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

        The Partnership's business is subject to the following particular risks:

Acquisition and Development Risks; Risks Related to Co-Investments in Property

                  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the prices paid for acquired facilities and the costs of any improvements required to bring an acquired facility up to standards established for the market position intended for that facility will prove inaccurate, as well as general investment risks associated with any new real estate investment. The self-storage development business involves significant risks in addition to those involved in the ownership and operation of established self-storage facilities, including unfavorable financing terms, timing delays in construction and lease-up, unavailable take-out financing and less-favorable than anticipated lease terms.

Debt Financing Reduces Cash Flow and Increases Risk of Default

         General Risks. The Partnership finances certain of its acquisitions and development with unsecured debt and, in some cases, mortgage debt. As a result of the Company's use of debt in its capital structure, the Partnership is subject to the risks normally associated with debt financing. The required payments on indebtedness are not reduced if the economic performance of any property declines. If such decline occurs, the Partnership's ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and the Partnership is unable to meet mortgage payments, the property could be transferred to the mortgagee with a consequent loss of revenue and asset value to the Partnership. Likewise if increased debt payment requirements utilize funds that would otherwise have been distributed in order to meet the 95% REIT distribution test, the Company may lose its REIT status.

         In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution to shareholders in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount of the deficiency or sell assets to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

         No Limitation on Debt. The Board of Directors has adopted a policy limiting the Company's total indebtedness to not more than 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ration of 3:1. However, the Board of Directors of the Company, without shareholder approval, may amend or modify its current policy on borrowing. If this policy were changed, the Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Partnership's funds from operations, cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt. See "Policies and Objectives with Respect to Certain Activities--Financing Policies."

Changes in Policies

         The major policies of the Partnership, including its policies with respect to acquisitions, development, financing, growth, operations, debt limitation and distributions, will be determined by the Board of Directors of the Company. The Board of Directors may amend or revise these and other policies from time to time without a vote of the limited partners. See "Policies and Objectives with Respect to Certain Activities."

Tax Risks

         Tax Liabilities as a Consequence of the Failure to Qualify as a REIT. The Company intends to operate so as to qualify as a REIT for federal income tax purposes. However, no assurance can be given that the Company will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the "Code") for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not have a substantial adverse effect with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

                  If the Company were to fail to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Moreover, if the Company were to fail to qualify as a REIT, it would no longer be subject to the distribution requirements of the Code and, to the extent that distributions to stockholders had been made in anticipation of the Company's qualification, the Company might be required to borrow funds or to liquidate assets to pay applicable corporate tax. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

         Adverse Effects of REIT Minimum Distribution Requirements. In order to qualify as a REIT, the Company generally will be required each year to distribute to its shareholders at least 95% of its net taxable income (excluding any net capital gain). In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income, (ii) 95% of its capital gain net income for that year and
(iii) 100% of its undistributed taxable income from prior years.

                  The Company intends to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The Company's income and cash flow consists primarily of its share of those items from the Partnership. Differences in timing between taxable income and cash available for distribution could require the Company, by itself or through the Partnership, to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, nontaxable return of capital, or a combination thereof. The Company will provide its shareholders with an annual statement as to the taxability of distributions.

                  Distributions by the Partnership are determined by the Company's Board of Directors and will be dependent on a number of factors, including the amount of the Partnership's cash available for distribution, the Partnership's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute such funds, the Partnership's capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

         Classification of the Partnership and Its Subsidiary Partnerships as Partnerships for Federal income Tax Purposes; Impact on REIT Status. The Company believes that the Partnership and its subsidiary partnerships each will be classified as a partnership for federal income tax purposes. If the Internal Revenue Service (the "Service") were to challenge successfully the tax status of the Partnership or any subsidiary partnership as a partnership for federal income tax purposes, such partnership would be taxable as a corporation. If the Partnership were treated as a corporation, the Company would not be able to satisfy the asset and income requirements for REIT status. If any subsidiary partnership were treated as a corporation, the Company may cease to qualify as a REIT because the Company would be treated as owning more than 10% of such partnership's voting securities. Furthermore, the imposition of a corporate income tax on the Partnership or a significant subsidiary partnership would substantially reduce the amount of cash available for distribution to the Company and its shareholders.

Self-Storage Industry Risks

         Operating Risks. The Partnership's facilities are subject to all operating risks common to the self-storage facility industry. These include the risks normally associated with lack of demand for rental spaces in a locale, changes in supply of or demand for similar or competing facilities in an area and changes in market rental rates.

         Competition. The Partnership's facilities compete with other self-storage properties in their geographic markets. Most of the Partnership's competitors seek to compete by offering storage space at lower prices than the Company. However, instead of emphasizing lower prices, the Partnership seeks to emphasize its facilities' convenience and customer-oriented management and amenities to attract quality tenants.

         The Partnership competes in operations and for investment opportunities with entities which have substantially greater financial resources than the Partnership. These entities may generally be able to accept more risk than the Partnership can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Partnership and increase the bargaining power of property owners seeking to sell.

Real Estate Investment Risks

         General Risks. The Partnership's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Partnership's real estate investments and the Partnership's income and ability to make distributions to its shareholders is dependent upon the Partnership's ability to operate the facilities in a manner sufficient to maintain or increase cash provided by operations. Income from the facilities may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other self-storage properties, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors which are beyond the control of the Company.

         Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. The ability of the Partnership to vary its portfolio in response to changes in economic and other conditions will be limited. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of the Partnership's investment.

         Uninsured and Underinsured Losses Could Result in Loss of Value of Facilities. The Partnership maintains comprehensive insurance on each of its facilities, including liability, fire and extended coverage. Management believes this coverage is of the type and amount customarily obtained for or by an owner on real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which the Partnership's facilities are at risk in their particular locales. The Partnership's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on the Partnership's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of the Partnership's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Partnership might not be adequate to restore its economic position with respect to such property.

         Possible Liability Relating to Environmental Matters. The Partnership may be subject to liability under various environmental laws as an owner or operator of real estate. See "Business - Operating Practices - Environmental Matters."

Anti-Takeover Measures

         The following limitations could have the effect of discouraging a takeover or other transaction in which shareholders of the Company might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interest.

         Ownership Limitation. In order for the Company currently to maintain its qualification as a REIT, not more than 50% in value of its outstanding stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Code to include certain entities) (the "5/50 Rule"). For the purpose of preserving the Company's REIT qualification, the Charter prohibits direct or constructive ownership of more than 9.8% of the outstanding shares of Common Stock by any person (except US Realty, which may acquire up to 37.5% of the Company's Common Stock). This ownership limitation may have the effect of precluding acquisition of control of the Company by a third party without the approval of the Board of Directors.

         Staggered Board. The Board of Directors of the Company currently has three classes of directors, with the terms of the classes expiring in consecutive years. The staggered terms of directors may affect the shareholders' ability to change control of the Company even if a change in control were in the shareholders' interest.

         Preferred Stock. The Charter authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the shareholders' interest.

         Tennessee Anti-Takeover Statutes. As a Tennessee corporation, the Company is subject to various legislative acts set forth in the Tennessee Code, including the Tennessee Investor Protection Act, Business Combination Act and Greenmail Act, which impose certain restrictions and require certain procedures with respect to certain takeover offers and business combinations, including, but not limited to, combinations with interested shareholders and share repurchases from certain shareholders.

Partnership Agreement

         The following summary of the Second Amended and Restated Agreement of Limited Partnership of SUSA Partnership, L.P. ("Partnership Agreement"), and the descriptions of certain provisions thereof set forth elsewhere in this Form 10-K, are qualified in their entirety by reference to the Partnership Agreement, and the amendments thereto, which are filed as exhibits to this Form 10-K.

Management

         The Partnership has been organized as a Tennessee limited partnership. The Company, as the General Partner has full, exclusive complete responsibility and discretion in the management and control of the Partnership and the limited partners have no authority to transact business for, or participate in the management activities or decisions of, the Partnership. However, any amendment to the Partnership Agreement that would (i) affect the Redemption Rights (as defined below), (ii) adversely affect the limited partners' rights to receive cash distributions (other than with respect to the issuance of additional Units), (iii) alter the Partnership's allocations of income or losses (other than with respect to the issuance of additional Units) or (iv) impose on the limited partners any obligations to make additional contributions to the capital of the Partnership, would require the consent of limited partners (other than the General Partner) holding more than 51% of the percentage interests of the limited partners in addition to the consent of the General Partner. Pursuant to an Agreement of General Partner executed in connection with the Company's acquisition of five self-storage facilities in 1995, the Company has agreed not to give its consent to any such amendment that has not been approved by limited partners holding 51% of the Units issued to them in connection with such acquisition.


Transferability of Interests

         The  Company  may not  voluntarily  withdraw  from the  Partnership  or transfer or assign its general partnership interest in the Partnership unless the transaction in which such withdrawal or transfer occurs results in the limited partners' receiving property in an amount equal to the amount they would have received had they exercised their Redemption Rights immediately prior to such transaction, or unless the successor to the Company contributes substantially all of its assets to the Partnership in return for an interest in the Partnership. With certain limited exceptions, the limited partners may not transfer their Units, in whole or in part, without the consent of the Company, which consent may be withheld in the Company's sole discretion. The Company may not consent to any transfer that would cause the Partnership to be treated as a separate corporation for federal income tax purposes or would jeopardize the REIT status of the Company.

Capital Contributions

         With certain exceptions, the Company shall not issue any additional shares of Common Stock other than to all holders of Common Stock (or rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase Common Stock), unless (A) the Company shall cause the Partnership to issue to the Company, partnership interests (or rights, options, warrants or convertible or exchangeable securities of the Partnership) having designations, preferences and other rights, all such that the economic interests are substantially similar to those of the additional shares of Common Stock and (B) the Company contributes the proceeds from the issuance of such additional shares to the Partnership; provided, however, that the Company may issue additional securities of Common Stock (or such other securities) in connection with an acquisition of a property to be held directly by the Company, but if and only if, such direct acquisition and issuance of additional shares of Common Stock (or such other securities) have been approved and determined to be in the best interests of the Company and the Partnership by a majority of the Company's independent directors. The Partnership Agreement provides that if the Partnership requires additional funds at any time or from time to time in excess of funds available to the Partnership from borrowings or capital contributions, the Company may borrow such funds from a financial institution or other lender and lend such funds to the Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. As an alternative to borrowing funds required by the Partnership, the Company may contribute the amount of such required funds as an additional capital contribution to the Partnership subject to the terms and conditions set forth in the Partnership Agreement. Moreover, the Company is authorized to cause the Partnership to issue partnership interests for less than fair market value if the Company has concluded in good faith that such issuance is in the best interests of the Company and the Partnership. If the Company so contributes additional capital to the Partnership, the Company's partnership interest in the Partnership will be increased on a proportionate basis based upon the amount of such additional capital contributions and the value of the Partnership at the time of such contributions. Conversely, the partnership interests of the limited partners will be decreased on a proportionate basis in the event of additional capital contributions by the Company. In addition, if the Company contributes additional capital to the Partnership, the Company will revalue the property of the Partnership to its fair market value (as determined by the Company) and the capital accounts of the partners will be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property (that has not been reflected in the capital accounts previously) would be allocated among the partners under the terms of the Partnership Agreement if there were a taxable disposition of such property for such fair market value on the date of the revaluation.

Awards Under Omnibus Stock Plan

         If stock options  granted in connection with the Company's 1993 Omnibus
Stock Plan are  exercised,  the    Partnership  Agreement  requires the
Company to contribute to the Partnership as an additional contribution the exercise price received by the Company in connection with the issuance of Common
Stock  to  such  exercising  participant.  However,  the    Partnership
Agreement will treat the Company as having contributed an amount equal to the fair market value of the Common Stock issued to the exercising party or, in the case of restricted shares (as defined in Rule 144 under the Securities Act of 1933, as amended) of Common Stock (the "Restricted Shares"), the fair market value of the restricted shares as the applicable restrictions lapse, for purposes of increasing the percentage interest of the Company (and diluting the percentage interests of the limited partners) in the partnership.

Redemption Rights

         Pursuant to the Partnership Agreement, a Limited Partner has Redemption Rights on or after the first anniversary after which such Limited Partner acquires Units, which will enable such Limited Partner to cause the Partnership to redeem its Units in exchange for Restricted Shares or, in certain circumstances, cash. The redemption price will be paid in cash in the discretion of the Company or in the event that the issuance of Restricted Shares to the redeeming Limited Partner would (i) result in any person owning, directly or indirectly, shares of Common Stock in excess of the Ownership Limitation, (ii) result in shares of capital stock of the Company being owned by fewer than 100 persons (determined without reference to any rules of attribution), (iii) result in the Company being "closely held" within the meaning of section 856(h) of the Code, (iv) otherwise cause the Company to lose REIT status, or (v) cause the acquisition of shares of Common Stock by such redeeming Limited Partner to be "integrated" with any other distribution of shares of Common Stock for purposes of complying with the Securities Act. The number of shares of Common Stock issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company. The limited partners have the right to require the Company to register the Common Stock issuable upon exercise of the Redemption Rights pursuant to federal and state securities laws.

Distributions

         The Partnership Agreement provides that the Partnership will distribute cash from operations (including net sale or refinancing proceeds, but excluding net proceeds from the sale of the Partnership's property in connection with the liquidation of the Partnership) quarterly, in amounts determined by the Company in its sole discretion, to the partners, for any fiscal year of the Partnership in accordance with their respective percentage interests in the Partnership. Upon liquidation of the Partnership, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed to all partners with positive capital accounts in accordance with their respective positive capital account balances. If the Company has a negative balance in its capital account following a liquidation of the Partnership, it will be obligated to contribute cash to the Partnership equal to the negative balance in its capital account.

Allocations

         Income, gain and loss of the Partnership for each fiscal year generally will be allocated among the partners in accordance with their respective interests in the Partnership, subject to compliance with the provisions of Code sections 704(b) and 704( c) and Treasury Regulations promulgated thereunder.

Operations

         The Partnership Agreement requires that the Partnership be operated in a manner that will enable the Company to satisfy the requirements for being classified as a REIT, to avoid any federal income or excise tax liability imposed by the Code and to ensure that the Partnership will not be classified as a "publicly traded partnership" for purposes of section 7704 of the Code.

         In addition to the administrative and operating costs and expenses incurred by the Partnership, the Partnership will pay all administrative costs and expenses of the Company (the "Company Expenses") and the Company Expenses will be treated as expenses of the Partnership. The Company Expenses generally will include (A) all expenses relating to the formation and continuity of existence of the Company, (B) all expenses relating to the public offering and registration of securities by the Company, (C) all expenses associated with the preparation and filing of any periodic reports by the Company under federal, state or local laws or regulations, (D) all expenses associated with compliance by the Company with laws, rules and regulations promulgated by any regulatory body and (E) all other operating or administrative costs of the Company incurred in the ordinary course of its business on behalf of the Partnership. The Company Expenses, however, will not include any administrative and operating costs and expenses incurred by the Company that are attributable to self-storage facilities owned by the Company directly. The Company currently does not have any such self-storage facilities.

Term

         The Partnership will continue until December 31, 2154, or until sooner dissolved upon (i) the bankruptcy, dissolution or withdrawal of the Company (unless the limited partners elect to continue the Partnership), (ii) the sale or other disposition of all or substantially all the assets of the Partnership,
(iii) the redemption of all limited partnership interests in the Partnership (other than those held by the Company, if any), or (iv) the election of the General Partner.


Tax Matters

         Pursuant to the partnership Agreement, the Company is the tax matters partner of the Partnership and, as such, will have authority to handle tax audits and to make tax elections under the Code on behalf of the Partnership.

Item 2. Properties

The following are definitions of terms used throughout this discussion in analyzing the Partnership's business. Physical occupancy is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. Economic occupancy is determined by dividing the expected income by the gross potential income. Gross potential income is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. Expected income is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. Rent per square foot is defined as the annualized result of dividing gross potential income on the date computed by total net rentable square feet.


                              PROPERTY                               AVAIL        AVAIL.          % PHY       RENT PER       % ECON
                                                                     UNITS        SQ. FT.          OCC          SQ. FT.         OCC
                                                                     -----        -------          ---          -------         ---
ALABAMA
         BIRMINGHAM                                                  272         36,250             75%           $7.45         71%
         VESTAVIA                                                    614         74,262             89%           $8.19         83%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                       886        110,512             85%           $7.95         79%

ARIZONA
         22ND ST/TUSCON                                              471         47,350             92%           $8.84         86%
         24TH ST/YUMA                                                470         48,450             96%           $7.00         93%
         CAVE CREEK                                                  731         61,024             82%          $10.37         76%
         E. PHOENIX                                                  460         45,520             96%           $7.58         90%
         ORACLE/TUCSON                                               486         50,150             84%           $9.39         82%
         TEMPE                                                       673         65,666             92%           $8.35         91%
         PHOENIX-32ND STREET                                         848         80,125             89%           $9.53         80%
         7TH ST. & INDIAN SCHOOL-PHOENIX                             466         24,810             97%          $13.52         90%
         MESA/ALMA SCHOOL RD                                         845         79,480             80%           $7.81         71%
         MESA/COUNTRY CLUB                                           600         59,975             89%           $7.06         68%
         MESA/EAST MAIN ST                                           865        122,503             71%           $5.51         52%
         METRO-21ST/PEORIA-PHOENIX                                   404         46,449             92%           $8.48         79%
         N PHOENIX - BELL RD                                         762         80,165             65%          $10.95         65%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     8,081        811,667             84%           $8.43         76%

CALIFORNIA, NORTHERN
         CAMPBELL                                                    472         28,313             92%          $22.60         83%
         CAPITOLA                                                    511         46,742             99%          $13.23         88%
         MONTEREY                                                  1,157         75,676             97%          $15.93         87%
         PALO ALTO                                                   605         46,075             98%          $14.77         89%
         SAN JOSE                                                    790         70,753             98%          $14.27         87%
         SANTA  CRUZ                                                 721         48,766             93%          $14.89         89%
         SANTA CLARA                                               1,049         94,100             99%          $12.71         84%
         SCOTT'S VALLEY                                              337         31,706             99%          $14.88         87%
         WATSONVILLE                                                 306         33,132             97%          $11.15         89%
         SALINAS                                                     454         53,700             99%           $9.68         88%
         WHITTIER                                                    598         73,933             88%           $9.01         83%
         FLORIN/FREEPORT-SACRAMENTO                                  665         59,415             88%          $10.07         76%
         SUNRISE/SACRAMENTO                                          703         93,092             94%           $6.25         80%
         SANTA ROSA                                                1,017         96,375            100%           $8.77         87%
         PACHECO/FIRST AVE. NORTH                                    779         58,745             88%          $12.26         86%
         SACRAMENTO/AUBURN                                           721         78,955             88%           $6.69         78%
         SACRAMENTO                                                  517         62,400             87%           $6.30         82%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                    11,402      1,051,878             94%          $11.19         85%

CALIFORNIA, SOUTHERN
         CHATSWORTH                                                  811        104,616             77%          $11.11         67%
         CITY OF INDUSTRY                                            797         80,057             93%           $8.43         83%
         COLTON                                                      485         45,845             86%           $6.62         79%
         COVINA                                                      714         76,401             88%          $10.16         80%
         FALLBROOK                                                   464         48,950             93%           $6.99         89%
         GARDEN GROVE                                                774         78,373             79%           $9.72         78%
         HEMET                                                       363         45,535             93%           $5.60         90%
         HIGHLAND                                                    556         62,397             98%           $6.63         91%
         MARINA DEL REY                                            1,249        114,531             84%          $16.96         73%
         MIRAMAR ARJONS                                              866        120,207             82%           $9.01         77%
         MIRAMAR CABOT                                               456         37,796             96%           $9.93         90%
         MORENO VALLEY                                               524         44,831             91%           $7.54         87%
         NORWALK                                                     919         80,785             91%          $11.75         82%
         OCEANSIDE                                                 1,199         75,125             90%          $12.17         83%
         PALM-GENE AUTRY                                             620         72,975             90%           $7.16         85%
         PANORAMA CITY                                               790         80,812             83%          $10.58         74%
         REDLANDS                                                    654         71,740             90%           $6.46         86%
         RIALTO                                                      580         58,375             87%           $6.65         80%
         SAN BERN./23RD ST.                                          775         79,320             81%           $6.63         71%
         SAN BERN./BASELINE                                        1,198        112,416             71%           $6.27         67%
         SAN BERN./MILL AVE                                          586         57,305             71%           $6.48         66%
         SAN BERN./WATERMAN                                        1,197        132,106             62%           $5.30         55%
         SAN DIEGO/PT. LOMA                                        1,537        140,899             67%          $11.16         65%
         SANTA ANA                                                   800         86,850             68%          $11.59         58%
         SAN MARCOS                                                  277         37,200             98%           $6.50         90%
         SANTEE                                                      775         83,195             77%           $7.97         67%
         TAMARISK                                                    839         73,637             86%           $8.80         73%
         VICTORVILLE                                                 439         54,124             81%           $5.68         73%
         WESTMINSTER                                                 678         65,572             83%          $10.36         73%
         YUCAIPA                                                     376         39,618             92%           $6.81         80%
         THOUSAND PALMS                                              729         49,617             81%           $9.79         71%
         HUNTINGTON BEACH                                            710         67,739             84%           $8.57         69%
         LA PUENTE                                                   648         69,435             95%           $9.33         82%
         HUNTINGTON BEACH II/McFADDEN AVE                            764         71,105             93%           $8.79         84%
         HAWAIIAN GARDENS-NORWALK BLVD                             1,188        134,709             76%           $9.67         73%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                    26,337      2,654,198             82%           $8.99         75%

DC/BALTIMORE AREA
         14TH & U ST.                                              1,402        107,405             81%          $15.34         78%
         ANNAPOLIS/RTE 50                                            628         70,930             90%          $14.98         82%
         ANNAPOLIS/TROUT                                             751         65,267             90%          $16.34         82%
         COLUMBIA                                                    731         71,285             92%          $15.28         86%
         ESSEX                                                       528         60,590             93%          $12.47         87%
         MILLERSVILLE                                                857         82,325             99%          $10.59         89%
         MONT. VILLAGE                                               656         74,633             84%          $12.52         76%
         ROCKVILLE                                                   935         57,565             88%          $18.10         82%
         SILVER SPRING                                               983         89,510             90%          $17.72         85%
         WALDORF                                                     680         75,875             95%           $9.42         87%
         BALTIMORE CITY                                              846         82,174             84%           $9.84         80%
         RT 3/MILLERSVILLE                                           417         32,050             99%          $11.00         92%
         CHARLOTTESVILLE/SEMINOLE TRAIL                              484         46,425             67%          $10.66         56%
         CLARENDON                                                   909         68,049             38%          $17.22         35%
         FREDERICKSBURG/JEFFERSON DAVIS HWY                          471         47,475             70%          $10.30         62%
         FREDERICKSBURG/PLANK ROAD                                   564         50,258             73%          $10.50         64%
         RESTON                                                      614         54,505             58%          $16.18         51%
         STAFFORD/JEFFERSON DAVIS HWY.                               469         51,286             69%          $10.60         64%
         CHANTILLY                                                   532         49,200             86%          $14.66         81%
         FAIRFAX STATION                                             778         64,135             95%          $13.88         88%
         FALLS CHURCH                                                656         60,763             89%          $14.38         75%
         WILLOW LAWN                                                 638         71,917             97%          $12.19         86%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                    15,529      1,433,622             84%          $13.53         76%

FLORIDA, WESTERN
         FT. MYERS - SAN CARLOS                                      413         52,175             94%           $8.69         86%
         LONGWOOD                                                    610         65,575             87%          $11.07         77%
         PT RICHEY - HWY 19                                          501         80,409             91%           $6.28         82%
         OLD US41-NAPLES                                             626         71,725             94%           $7.93         83%
         SARASOTA                                                    907        102,645             76%          $10.97         68%
         TAMPA-ADAMO                                                 635         81,775             91%           $7.74         82%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     3,692        454,304             88%           $8.83         78%

FLORIDA, SOUTHERN
         ANSIN BLVD-HALLANDALE                                     1,145         99,193             84%          $10.53         80%
         DAVIE/I595                                                1,133         87,235             90%          $13.12         86%
         DORAL-MIAMI                                                 885         83,223             89%          $11.52         87%
         HWY 441-MIAMI                                               936         80,541             89%          $11.95         84%
         IVES DAIRY                                                  706         75,712             80%          $13.54         75%
         KENDALL                                                     891         80,670             77%          $14.33         73%
         MIAMI GARDENS/441                                           858         37,258             75%          $13.01         65%
         MIAMI-SUNSET                                                950         78,984             96%          $14.32         92%
         N. LAUDERDALE - MCNAB                                       865         80,547             77%          $12.30         69%
         QUAIL-MIAMI                                                 947         77,983             78%          $12.35         65%
         TAMIAMI-MIAMI                                               985         77,452             89%          $11.81         94%
         WPB II                                                      738         70,345             79%           $9.81         76%
         WPB SOUTH                                                   701         62,050             81%          $11.11         75%
         CORAL WAY-MIAMI                                             865         84,873             77%          $13.72         72%
         EVERGREEN-BOCA RATON                                        650         84,114             98%          $11.64         91%
         EVERGREEN-FT. LAUDERDALE                                    814         63,083             97%          $10.84         96%
         MILLER RD.-MIAMI                                            964         73,815             69%          $15.01         59%
         HARBORVIEW RD/PT CHARLOTTE                                  582         49,725             88%          $10.30         75%
         MIRAMAR/STATE RD 7                                        1,879        151,188             77%           $9.97         65%
         DELRAY BEACH/W. ATLANTIC BLVD.                              460         44,475             89%           $8.48         77%
         DAVIE/STATE RD 7                                          1,266        117,408             80%          $12.00         75%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                    19,220      1,659,874             83%          $11.99         77%

GEORGIA
         ACWORTH                                                     328         39,753             87%           $8.02         75%
         EASTPOINT                                                   686         65,884             93%           $9.64         87%
         LILBURN                                                     545         66,140             86%           $7.69         76%
         SOUTH COBB                                                  578         54,750             83%           $8.16         78%
         WESTERN HILLS                                               587         70,125             81%           $7.48         71%
         STONE MOUNTAIN                                              627         81,260             89%           $7.99         80%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     3,351        377,912             87%           $8.16         78%

ILLINOIS
         BRICKYARD                                                   901         91,875             93%           $9.08         88%
         CERMAK                                                      798         63,288             95%          $10.50         94%
         SCHAUMBURG                                                  603         80,736             91%          $11.07         90%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     2,302        235,899             93%          $10.14         90%

KANSAS CITY AREA

         OLATHE - KSC                                                434         47,550             86%           $7.84         77%
         OVERLAND PK - KSC                                           378         47,075             95%           $9.31         93%
         SHAWNEE - KSC                                               486         56,255             86%           $8.41         78%
         STATE AVENUE-KSC                                            390         49,925             90%           $7.25         87%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     1,688        200,805             89%           $8.20         84%

MICHIGAN
         LINCOLN PARK                                                537         63,650             97%           $8.94         94%
         TEL DIXIE                                                   470         46,350             95%           $7.94         97%
         GRAND RAPIDS/28TH STREET                                    636         53,943             97%           $6.98         93%
         GRANDVILLE-SPARTAN IND. DRIVE                               597         59,654             85%           $6.17         80%
         TROY/COOLIDGE HIGHWAY                                       511         59,180             96%          $11.06         91%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     2,751        282,777             94%           $8.26         91%

MISSOURI
         GRANDVIEW                                                   515         53,820             97%           $7.23         98%
         RAYTOWN-350 HWY                                             454         51,050             96%           $6.64         93%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                       969        104,870             96%           $6.94         96%

NEVADA
         DECATUR/OAKEY                                               548         52,305             86%           $9.31         75%
         LORENZI/RAINBOW RD                                          563         56,500             89%           $9.83         81%
         SAHARA                                                      729        127,432             78%           $6.98         65%
         SAHARA/PIONEER                                              610         73,100             85%           $7.77         75%
         STORTITE/CHARLESTON                                         520         55,850             85%           $8.23         74%
         SUNSET SAFSTO                                               683         69,274             91%           $9.13         80%
         TROPICANA                                                   512         57,465             86%           $9.39         74%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     4,165        491,926             85%           $8.40         74%

NEW ENGLAND STATES
         E. HARTFORD                                                 842         85,370             87%           $9.63         75%
         ENFIELD                                                     548         66,100             79%           $8.45         64%
         HAVERHILL                                                   545         53,545             98%           $9.22         95%
         NEW BEDFORD                                                 567         65,700             70%           $9.10         53%
         WETHERSFLD                                                  704         94,700             74%           $9.06         62%
         WHITMAN                                                     337         34,625             99%          $11.37         89%
         WORCESTER                                                   470         65,150             90%           $8.98         84%
         FARMINGTON                                                  599         82,900             97%           $9.28         91%
         ROCKY HILL                                                  667         84,950             92%           $9.43         83%
         WATERBURY                                                   515         50,950             90%           $9.57         83%
         NORTH ATTLEBORO                                             430         46,025             94%          $10.90         89%
         NORTHBOROUGH                                                513         64,200             91%           $9.62         77%
         SOUTH EASTON                                                467         64,490             91%           $8.25         90%
         NASHUA/TYNGSBORO                                            566         79,100             99%           $8.88         92%
         BROCKTON                                                    690         70,125             94%          $10.55         86%
         FALL RIVER                                                  626         76,250             84%           $7.74         76%
         SALISBURY                                                   488         59,325             89%           $8.92         81%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     9,574      1,143,505             89%           $9.25         80%

NEW JERSEY
         HACKENSACK                                                1,498        123,860             84%          $17.91         75%
         HARRISON                                                    586         29,862             82%          $19.34         79%
         FLANDERS                                                    215         25,790             86%          $14.44         68%
         MAYS LANDING                                                269         29,680             85%           $9.54         81%
         ORANGE                                                    1,018         80,815             85%          $18.56         84%
         SECAUCUS                                                  1,181        106,975             93%          $16.88         81%
         POMONA                                                      325         34,400             86%          $10.11         78%
         CHERRY HILL/CUTHBERT                                        443         49,020             93%          $11.30         89%
         CHERRY HILL/RTE 70                                          478         60,676             96%          $10.42         95%
         LAWNSIDE                                                    638         55,200             97%          $13.22         87%
         PENNSAUKEN                                                  747         80,375             78%          $11.67         73%
         WILMINGTON                                                  632         71,825             87%          $11.37         78%
         CORAM/BALD HILL                                             940         94,714             94%          $12.36         81%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     8,970        843,192             88%          $14.17         80%

NEW MEXICO
         ALBUQ.-COORS/CENTRAL                                        394         52,500             90%           $6.38         81%
         ALBUQ.-E. CENTRAL                                           328         29,150             92%           $7.64         79%
         ALBUQ.-EUBANK                                               866         74,025             76%           $6.73         70%
         ALBUQ.-OSUNA                                                641         71,110             83%           $6.26         80%
         ELLISON/NM                                                  546         54,635             85%           $9.09         72%
         HOTEL CIRCLE                                                461         52,842             49%           $8.85         33%
         LEGION/NM                                                   494         43,950             88%          $10.62         79%
         LOMAS/NM                                                    411         31,650             85%           $9.96         73%
         MONTGOMERY/NM                                               533         49,245             85%           $9.69         75%
         SAN MATEO/NM                                                437         44,285             63%           $8.60         56%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     5,111        503,392             79%           $8.15         69%

NEW ORLEANS
         TCHOUPITOULAS - N.O.                                        663         68,562             89%          $10.81         80%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                       663         68,562             89%          $10.81         80%

NORTH CAROLINA
         CHARLOTTE/AMITY ROAD                                        633         70,652             94%           $7.43         82%
         CHARLOTTE/TYRON ST.                                         796         66,932             88%           $8.49         78%
         RALEIGH/HILLSBOROUGH                                        515         55,932             92%           $8.30         84%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     1,944        193,516             91%           $8.05         81%

OKLAHOMA
         10TH ST - OKC                                               511         58,000             90%           $5.11         80%
         AIR DEPOT - OKC                                             485         54,100             98%           $5.15         95%
         MERIDIAN - OKC                                              601         82,300             78%           $4.23         72%
         MIDWEST CITY - OKC                                          521         61,415             98%           $5.65         93%
         MOORE - OKC                                                 411         51,900             94%           $5.12         88%
         NW EXPRESSWAY - OKC                                         447         51,000             94%           $5.86         86%
         SOONER ROAD/OKC                                             549         59,900             92%           $5.57         82%
         OKC/33RD STREET                                             350         37,180             90%           $5.42         84%
         OKC/ROXBURY BLVD.                                           378         40,150             93%           $5.26         84%
         MINGO-TULSA                                                 765         81,913             84%           $6.88         78%
         PEORIA-TULSA                                                489         62,225             75%           $6.13         70%
         S. LEWIS-TULSA                                              537         46,538             93%           $7.44         90%
         SHERIDAN-TULSA                                              557         66,310             92%           $6.56         87%
         SKELLY-TULSA                                                368         44,660             72%           $5.55         64%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     6,969        797,591             88%           $5.71         82%

OREGON
         PORTLAND/185TH AVE                                          814         68,110             94%          $11.72         88%
         PORTLAND/229T H AVE                                         688         71,410             91%           $8.46         85%
         PORTLAND/MURRAY BLVD.                                       662         63,345             90%           $9.88         77%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     2,164        202,865             92%          $10.00         83%

PENNSYLVANIA
         ALLENTOWN                                                   723         59,700             90%           $8.83         86%
         BETHLEHEM                                                   790         71,740             87%           $9.16         83%
         KING OF PRUSSIA                                             717         81,855             98%          $10.13         94%
         PHILADELPHIA                                                597         70,275             89%          $11.99         81%
         WARMINSTER                                                  543         56,660             97%          $10.25         94%
         NORRISTOWN                                                  624         61,590             96%          $13.71         88%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     3,994        401,820             93%          $10.65         87%

SOUTH CAROLINA
         CHARLESTON/ASHELY RD.                                       628         63,608             90%           $6.75         78%
         COLUMBIA/BROAD RIVER RD.                                    513         57,797             91%           $6.49         86%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     1,141        121,405             90%           $6.63         82%

TENNESSEE
         GATEWAY                                                     464         50,875             95%           $6.92         92%
         MEMPHIS-MT. MORIAH                                          764         86,505             76%          $10.87         69%
         MEMPHIS-RIDGEWAY                                            543         51,950             82%           $7.30         70%
         SUMMER                                                      578         61,066             89%          $10.82         82%
         UNION                                                       529         57,585             97%          $10.77         82%
         ANTIOCH/BELL RD                                             567         65,300             72%           $8.93         66%
         NASHVILLE                                                   913        109,800             89%           $7.87         80%
         NASHVILLE/HAYWOOD                                           461         48,225             95%           $7.01         86%
         NASHVILLE/LEBANON PIKE                                      715         83,674             92%           $8.58         85%
         NASHVILLE/MURFREESBORO, SE                                  695        101,875             68%           $7.84         65%
         NASHVILLE/MURFREESBURG                                      350         35,925             86%           $7.13         76%
         NASHVILLE/OLD HICKORY BLVD.                                 551         73,132             81%          $10.17         74%
         NASHVILLE/TROUSDALE RD                                      684        101,475             79%           $8.25         79%
         CHATTANOOGA                                                 440         46,875             95%           $7.33         82%
         FRANKLIN/LIBERY PK                                          558         72,600             73%           $8.05         73%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     8,812      1,046,862             83%           $8.62         77%

TEXAS
         EULESS BLVD.                                                795        103,246             85%           $7.09         76%
         FT. WORTH AVE - DALLAS                                      479         48,118             97%           $7.55         89%
         IRVING-ARPT FREEWAY                                         819         84,272             94%           $7.43         80%
         MIDWAY-DALLAS                                               538         53,850             92%          $10.45         83%
         N. FREEWAY-FT.WORTH                                         636         87,744             84%           $5.27         78%
         W. SETTLEMENT-HWY 183                                     1,624        169,048             86%           $6.66         77%
         S. FREEWAY-FT.WORTH                                         711         79,270             90%           $5.40         85%
         SPRING/I-45 NORTH                                           612         72,140             83%           $8.97         78%
         SUGARLAND/OLD MILL RD.                                      478         54,910             56%           $8.48         51%
         DALLAS-PRESTON RD.                                          719         86,775             89%           $9.41         84%
         BEDFORD/EULESS                                              665         76,265             89%           $7.53         79%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     8,076        915,638             86%           $7.43         78%

UTAH
         OREM                                                        553         59,450             75%           $6.95         67%
         SANDY                                                       563         83,760             75%           $7.17         70%
         WEST VALLEY                                                 464         53,375             82%           $7.32         75%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                     1,580        196,585             77%           $7.14         71%

WASHINGTON STATE
         VANCOUVER/78TH STREET                                       585         62,550             94%           $7.39         85%
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                       585         62,550             94%           $7.39         85%

===================================================================================================================================
TOTALS                                                           159,956     16,367,727             86%           $9.73         79%

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against the Partnership or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Partnership's unitholders during the last quarter of its fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         No established public trading market exists for the Units. At March 27, 1997, there were 55 limited partners and 1,898,397 Units outstanding held by such limited partners. During 1996, the Partnership made the following quarterly cash distributions per Unit: $0.5625 in the First Quarter; $ 0.5625 in the Second Quarter; $ 0.5625 in the Third Quarter; and $ 0.5625 in the Fourth Quarter.

         The table below sets forth all issuances of Units made by the Partnership to persons other than the Company during the year ended December 31, 1996. All Units were issued in exchange for interests in self-storage facilities acquired by the Partnership. The price per Unit is determined by the closing price of a share of the Company's Common Stock on the date of issuance as quoted on the New York Stock Exchange. The offerings were exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended (investor are required to establish their status as accredited investors pursuant to an investor questionnaire):

                                                    Price
         Date               Units Issued            Per Unit
         ----               ------------            --------
         03/06/96             47,808                $32.17
         04/12/96             16,786                 33.90
         04/30/96            113,249                 32.45
         06/30/96             67,453                 32.80
         09/30/96             18,302                 33.47
         11/01/96            498,392                 34.41
         11/15/96             65,063                 34.57
         11/26/96             74,342                 36.60

         For a description of the terms under which the Units may be redeemed for Common Stock, see Item 1. Business, "Partnership Agreement - Redemption Rights."


Item 6.  Selected Financial Data.

         Pages are attached hereto as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Pages are attached hereto as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data.

         Pages are attached hereto as Exhibit 13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Incorporated herein by reference from the captions " Election of Directors" and "--Compliance with Section 16 of the Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

         The following information relates to executive officers of the General Partner who are not also directors:

         Douglas Chamberlain has been Executive Vice President, Development of the General Partner since March 1994 and President and Chief Operating Officer of Storage USA Construction Corp. since March 1989. From December 1985 to March 1989, Mr. Chamberlain served as Vice President of Baltimore Contractors, Inc., a general contracting firm located in Baltimore, Maryland. Mr. Chamberlain holds a Masters degree in Structural Engineering from the University of Maryland.

         Karl Haas has been Executive Vice President, Management of the General Partner since March 1994. He was Executive Vice President of Storage USA Management Corp. from October 1988 until November 1991, when he became its President and Chief Operating Officer. From October 1983 through September 1988, Mr. Haas served as Treasurer for Ward Development Corp., a real estate developer located in Baltimore, Maryland. Mr. Haas received his Bachelor of Science degree in Accounting from the University of Maryland, is a Certified Public Accountant and worked for the accounting firm of Arthur Young & Co. for ten years.

         Morris J. Kriger has been Executive Vice President of the General Partner since March of this year, and is responsible for Acquisitions. Mr Kriger holds a Bachelors Degree in Industrial Management from MIT and received his Juris Doctorate from Harvard Law School. Mr. Kriger has more than 30 years experience in practical real estate law and lending law, representing developers and lenders in a variety of real estate types throughout the United States. Kriger has also served as General Counsel to two prestigious real estate companies.

         Jesse Morgan has been Executive Vice President since March of this year and is responsible for Development. A business graduate of Tulane University, Mr. Morgan spent 11 years with The Balcor Company, formerly a division of American Express, heading a variety of efforts including property sales, property management, asset portfolio and investment management. Mr. Morgan more recently has worked as a consultant to Storage USA in the independent development of self storage properties and brokering of several acquisitions.

         Carol Shipley has been Senior Vice President, Management of the General Partner since 1991, and is primarily responsible for facility manager training and marketing. From 1985 to 1991, Ms. Shipley served in various positions, including President, with the Robert T. Foley Company, which owned and operated office, residential and self-storage properties. Ms. Shipley served as a National Director of the Self-Storage Association, President of the Northeast Region of the Self-Storage Association and is a recent Past President of the Washington Area Self-Storage Association. Ms. Shipley attended the University of Maryland, where she majored in Business Management.

         Richard B. Stern has been Senior Vice President, Development since July of this year. Prior to joining the General Partner, Mr. Stern held Senior
Executive positions with Kemper Corporation, Baird & Warner and Balcor. Rich hold a B.A. in Urban Planning from the University if Illinois and a M.A. in Geography from Northeastern Illinois University.

         Christopher Marr became Vice President, Financial Reporting and Controller of the General Partner on August 1, 1994. From 1986 to July 1994, Mr. Marr worked for the accounting firm of Coopers & Lybrand, from 1992 through 1994 as a senior manager. Mr. Marr holds a Bachelor of Arts degree in Accounting from Loyola College, Baltimore, Maryland, and is a Certified Public Accountant.

         James G. Williams currently serves as Vice President and Director of Acquisitions. Mr. Williams has been associated with Storage USA in various capacities, including financial analysis, brokering services to third party owners, and acquisitions, since January 1990. He holds a Bachelor of Science degree in Accounting from Union University and worked for three years for the accounting firm of Coopers & Lybrand. Mr. Williams is Mr. Jernigan's brother-in-law.

         David M. Levenfeld has been Vice President, Development since July of this year. Prior to joining the General Partner, Mr. Levenfeld worked for The River Group, Inc. Mr. Levenfeld holds a B.A. in Political Science from Boston University and a M.B.A. from The Wharton School.


Item 11.  Executive Compensation.

         Incorporated   herein  by  reference  from  the  caption  "Election  of
Directors - Executive Compensation" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference from the captions "Election of Directors - Securities Ownership of Management" and "--Security Ownership of Certain Beneficial Owners" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

         Incorporated   herein  by  reference  from  the  caption  "Election  of
Directors - Certain Transactions" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report and are hereby incorporated by reference:

                                                                                     1996 Annual Report to      Form 10-K
                                                                                   Shareholders (Exhibit 13)
                                                                                                              ---------------
                                                                                                 Page Numbers
                                                                                          (Manually signed original)
                                                                                   ------------------------------------------
    1.    Financial Statements:

          Report of Coopers & Lybrand L.L.P.                                                               __            ___

          Balance sheets as of December 31, 1996 and 1995                                                  __            ___
          Statements  of  operations  for the years ended  December 31, 1996 and
          1995, for the period March 24, 1994 (inception) through December 31,
          1994.                                                                                            __            ___

          Statements of cash flows for the years ended December 31, 1996 and
          1995, for the period March 24, 1994 (inception) through December 31,
          1994.                                                                                            __            ___

          Statements of Partnership Capital for the years ended December 31,
          1996 and 1995, for the period March 24, 1994 (inception) through
          December 31, 1994.                                                                              ___            ___

          Notes to financial statements                                                                  ____           ____

          Supplementary information on Quarterly financial data (unaudited)                                 __            ___
          Selected Financial Data                                                                        ____           ____

          Schedule III, Real Estate and Accumulated  Depreciation as of December                           ____          ____
          31, 1996

          Report of Independent Accountants                                                                ____          ____


         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)      Reports on Form 8-K

         On October 24, 1996, the Partnership filed its Current Report on Form 8-K. The filing included the following historical and pro forma financial statements with respect to the 9 self-storage facilities referred to in the filing.

         Financial Statements Applicable to Real Estate Properties Acquired:
         o        Report of Independent Accountants
         o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1995 (Audited), and for the six months ended June 30, 1996 (Unaudited).
         o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses


         Pro Forma Financial Information:
         o Unaudited Pro-Forma Combined Condensed Balance Sheet as of June 30, 1996.
         o Unaudited Pro-Forma Combined Condensed Statement of Operation for the six months ended June 30, 1996.
         o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1995.
         o        Notes to  Unaudited  Pro-Forma  Combined  Condensed  Financial
                  Statements.

         On October 31, 1996, the Company filed an amendment to its Current Report on Form 8-K, filed October 24, 1996. The amendment corrected certain immaterial financial information in the initial filing.

         On December 19, 1996, the Company filed its Current Report on Form 8-K. The filing included the following historical and pro forma financial statements with respect to the 26 self-storage facilities referred to in the filing.

         Financial Statements Applicable to Real Estate Properties Acquired:
         o        Report of Independent Accountants
         o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1995 (Audited), and for the nine months ended September 30, 1996 (Unaudited).
         o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses


         Pro Forma Financial Information:

         o Unaudited Pro-Forma Combined Condensed Balance Sheet as of September 30, 1996.

         o Unaudited Pro-Forma Combined Condensed Statement of Operation for the nine months ended September 30, 1996.

         o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1995.

         o        Notes to  Unaudited  Pro-Forma  Combined  Condensed  Financial
                  Statements.


(c)    Exhibits

         The following exhibits are filed as part of this report:

 Exhibit No.                    Description
 -----------                    -----------
       3.1++++ Second Amended and Restated Agreement of Limited Partnership of SUSA Partnership, L.P. (the "Partnership"), dated as September 21, 1994 (the "Partnership Agreement").

         3.2 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Storage USA, Inc., (the "Comapany"), filed April 1, 1996, and incorporated by reference herein).

         3.3 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to the Company's Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

         3.4 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to the Company's Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.1  Amended Charter of Storage USA, Inc. (the "Company"),  (filed as
                Exhibit 4.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.2*  Restated and Amended Bylaws of the Company.

         10.3* Agreement between the Company and certain executive officers prohibiting conflicting self-storage interest.

         10.4*  Company's Omnibus Stock Option Plan.

         10.5* Deed of Trust Promissory Note made by Severn River Associates Limited Partnership ("Severn River") in favor of Aid Association of Lutherans ("AAL").

         10.6  First Deed of Trust made by Severn River in favor of AAL.

         10.7  SUSA Partnership, L.P. 401(k) Savings Plan.

        10.8* Form of Registration Rights Agreement relating to Partnership unit issuances in 1994.

        10.9** Promissory  Note  dated  February  8,  1995,  in the  amount  of
                $15,000,000 executed by the Partnership payable to Crestar Bank.

        10.10** Promissory  Note  dated  February  8,  1995,  in the  amount  of
                $15,000,000 executed by the Partnership payable to Signet Bank/Virginia.

         10.11+ Credit Agreement, dated as of December 21, 1995, by and among the Partnership, the Company, and The First National Bank of Chicago.

         10.12 Promissory Note, dated December 21, 1995, in the amount of $25,000,000 executed by the Partnership, payable to The First National Bank of Chicago.

        10.13+ Form of  Agreement  of  General  Partners  relating  to  certain
                Partnership issuances in 1995 and schedule of beneficiaries.

        10.14++ Promissory Note, dated March 23, 1995, in the original principal amount of $2,400,000 executed by the Partnership.

        10.15++ Form  of  Registration  Rights  Agreement  relating  to  certain
                issuances  of   Partnership   units  after 1994 and schedule  of
                beneficiaries.

       10.16++  Form of Stock  Purchase  Agreement in  connection  with the 1995
                Employee   Stock   Purchase  and  Loan  Plan,  and  schedule  of
                participants.

       10.17++ Form of Promissory Note in connection with the 1995 Employee Stock Purchase and Loan Plan, and schedule of issuers.

         10.18 Stock Purchase Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 1996, and incorporated by reference herein).

         10.19 Amendment No. 1 to Stock Purchase Agreement, dated July 1, 1996, between the Company, Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.3 to the Company's Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.20 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

         10.21 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.22 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and
                Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

         10.23 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as Exhibit
                10.1 to the Company's Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.

            21  Subsidiaries  of  Registrant.

          23.1  Consent of Coopers & Lybrand L.L.P.

          27    Financial Data Schedule.

          99 Managements Discussion and Analysis of Financial Condition and Results of Operations; Selected Financial Data; and Financial Statements of the Partnership, including footnotes, for the fiscal year ended December 31, 1996.

--------------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUSA PARTNERSHIP, L.P.
                                by STORAGE USA, Inc.,
                                General Partner


                                By:  /s/ Thomas E. Robinson
                                   ----------------------------------
                                     Thomas E. Robinson
                                          President
                                 and Chief Financial Officer









         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Storage USA, Inc., General Partner of the registrant, and in the capacities and on the dates indicated.

                          Signature                                                Title                               Date
                          ---------                                                -----                               ----

                      /s/ DEAN JERNIGAN                       Chairman of the Board of Directors                  March 28, 1997
                  ------------------------                    Chief Executive Officer (Principal
                        Dean Jernigan                         Executive Officer)


                   /s/ THOMAS E. ROBINSON                     Director, President, and                            March 28, 1997
                  ------------------------                    Chief Financial Officer
                     Thomas E. Robinson


                    /s/ Howard P. Colhoun                     Director                                            March 28, 1997
                  ------------------------
                      Howard P. Colhoun


                     /s/ DENNIS A. REEVE                      Director                                            March 28, 1997
                  ------------------------
                       Dennis A. Reeve


                       /s/ HARRY THIE                         Director                                            March 28, 1997
                  ------------------------
                         Harry Thie


                     /s/ MARK JORGENSEN                       Director                                            March 28, 1997
                  ------------------------
                       Mark Jorgensen


                       /s/ JOHN MCCANN                        Director                                            March 28, 1997
                  ------------------------
                         John McCann


                   /s/ WILLIAM D. SANDERS                     Director                                            March 28, 1997
                  ------------------------
                     William D. Sanders


                    /s/ J. MARSHALL PECK                      Director                                            March 28, 1997
                  ------------------------
                      J. Marshall Peck

                             SUSA PARTNERSHIP, L.P.
                                  Exhibit Index

 Exhibit No.                    Description
 -----------                    -----------
       3.1++++ Second Amended and Restated Agreement of Limited Partnership of SUSA Partnership, L.P. (the "Partnership"), dated as September 21, 1994 (the "Partnership Agreement").

         3.2 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Storage USA, Inc., (the "Comapany"), filed April 1, 1996, and incorporated by reference herein).

         3.3 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to the Company's Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

         3.4 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to the Company's Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.1  Amended Charter of Storage USA, Inc. (the "Company"),  (filed as
                Exhibit 4.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.2*  Restated and Amended Bylaws of the Company.

         10.3* Agreement between the Company and certain executive officers prohibiting conflicting self-storage interest.

         10.4*  Company's Omnibus Stock Option Plan.

         10.5* Deed of Trust Promissory Note made by Severn River Associates Limited Partnership ("Severn River") in favor of Aid Association of Lutherans ("AAL").

         10.6  First Deed of Trust made by Severn River in favor of AAL.

         10.7  SUSA Partnership, L.P. 401(k) Savings Plan.

        10.8* Form of Registration Rights Agreement relating to Partnership unit issuances in 1994.

        10.9** Promissory  Note  dated  February  8,  1995,  in the  amount  of
                $15,000,000 executed by the Partnership payable to Crestar Bank.

        10.10** Promissory  Note  dated  February  8,  1995,  in the  amount  of
                $15,000,000 executed by the Partnership payable to Signet Bank/Virginia.

         10.11+ Credit Agreement, dated as of December 21, 1995, by and among the Partnership, the Company, and The First National Bank of Chicago.

         10.12 Promissory Note, dated December 21, 1995, in the amount of $25,000,000 executed by the Partnership, payable to The First National Bank of Chicago.

        10.13+ Form of  Agreement  of  General  Partners  relating  to  certain
                Partnership issuances in 1995 and schedule of beneficiaries.

        10.14++ Promissory Note, dated March 23, 1995, in the original principal amount of $2,400,000 executed by the Partnership.

        10.15++ Form  of  Registration  Rights  Agreement  relating  to  certain
                issuances  of   Partnership   units  after 1994 and schedule  of
                beneficiaries.

       10.16++  Form of Stock  Purchase  Agreement in  connection  with the 1995
                Employee   Stock   Purchase  and  Loan  Plan,  and  schedule  of
                participants.

       10.17++ Form of Promissory Note in connection with the 1995 Employee Stock Purchase and Loan Plan, and schedule of issuers.

         10.18 Stock Purchase Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 1996, and incorporated by reference herein).

         10.19 Amendment No. 1 to Stock Purchase Agreement, dated July 1, 1996, between the Company, Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.3 to the Company's Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.20 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

         10.21 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

         10.22 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and
                Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

         10.23 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as Exhibit
                10.1 to the Company's Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.

            21  Subsidiaries  of  Registrant.

          23.1  Consent of Coopers & Lybrand L.L.P.

          27    Financial Data Schedule.

          99 Managements Discussion and Analysis of Financial Condition and Results of Operations; Selected Financial Data; and Financial Statements of the Partnership, including footnotes, for the fiscal year ended December 31, 1996.

--------------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.