Form 10-K/A
period 1996-12-31
SUSA PARTNERSHIP LP
filed 1997-04-03
CIK 1011991

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ( )

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

This 10-K/A is being filed to amend Exhibit 99 to include a page inadvertently ommitted from the original filing and to correct certain immaterial errors.

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

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.

          21 Subsidiaries of Registrant. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

          23.1  Consent of Coopers & Lybrand L.L.P.

          27 Financial Data Schedule. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.


          21 Subsidiaries of Registrant. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

          23.1  Consent of Coopers & Lybrand L.L.P.

          27 Financial Data Schedule. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

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