Form 10-Q
period 1997-06-30
SUSA PARTNERSHIP LP
filed 1997-08-14
CIK 1011991

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 1997
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                     For the transition period from     to

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


                                                Three months    Three months        Six months       Six months
                                                       ended           ended             ended            ended
                                               June 30, 1997   June 30, 1996     June 30, 1997    June 30, 1996
                                             ---------------- --------------- ----------------- ----------------
Property Revenues:
Rental income                                        $37,865         $23,770           $71,340          $44,590
Management income                                          0             206                 0              446
Other income                                             786             380             1,072              654
                                             ---------------- --------------- ----------------- ----------------

Total property revenues                               38,651          24,356            72,412           45,690
                                             ---------------- --------------- ----------------- ----------------

Property Expenses:
Cost of property operations & maintenance              9,424           6,376            17,715           12,113
Taxes                                                  3,191           2,051             6,151            3,744
General & administrative                               1,559             969             2,823            1,749
Depreciation & amortization                            4,505           2,762             8,670            5,433
                                             ---------------- --------------- ----------------- ----------------

Total property expenses                               18,679          12,158            35,359           23,039
                                             ---------------- --------------- ----------------- ----------------

Income from property operations                       19,972          12,198            37,053           22,651
                                             ---------------- --------------- ----------------- ----------------

Other income (expense):
Interest expense                                      (3,494)         (1,558)           (6,763)          (3,223)
Interest income                                          259             175               496              330
                                             ---------------- --------------- ----------------- ----------------

Income before minority interest
    and gain on exchange of self-storage
    facilities                                        16,737          10,815            30,786           19,758

Gain on exchange of self-storage facilities            2,569               0             2,569                0
                                             ---------------- --------------- ----------------- ----------------

Income before minority interest                       19,306          10,815            33,355           19,758

Minority interest                                        (83)            (66)             (120)            (127)
                                             ---------------- --------------- ----------------- ----------------

Net income                                           $19,223         $10,749           $33,235          $19,631
                                             ================ =============== ================= ================


Net income per unit                                    $0.66           $0.52             $1.18            $0.99
                                             ================ =============== ================= ================

Weighted average units outstanding                    29,322          20,719            28,137           19,792
                                             ================ =============== ================= ================


                 See notes to consolidated financial statements

                                   SUSA Partnership, L.P.
                                 Consolidated Balance Sheets

                          (Amounts in thousands, except unit data)


                                                                as of                   as of
                                                        June 30, 1997       December 31, 1996
                                                 ---------------------   ---------------------
                                                      (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                         $285,052                $235,139
Buildings and equipment                                       740,029                 620,503
                                                 ---------------------   ---------------------
                                                            1,025,081                 855,642

Accumulated depreciation                                      (34,251)                (26,573)
                                                 ---------------------   ---------------------
                                                              990,830                 829,069

Cash & cash equivalents                                         9,469                   1,349
Other assets                                                   21,588                  14,889
                                                 ---------------------   ---------------------

     Total assets                                          $1,021,887                $845,307
                                                 =====================   =====================

Liabilities & partners' capital

Line of credit borrowings                                      $5,115                 $52,730
Mortgage notes payable                                         37,446                  45,724
Notes payable                                                 200,000                 100,000
Accounts payable & accrued expenses                            10,197                   7,641
Dividends payable                                              16,364                       0
Rents received in advance                                       6,525                   5,640
Minority interest                                               1,921                   1,592
                                                 ---------------------   ---------------------

     Total liabilities                                        277,568                 213,327
                                                 ---------------------   ---------------------

Commitments and contingencies

Partners' capital:
General partnership units
  27,273,119 and 24,723,027
  outstanding                                                 675,212                 585,419
Limited partnership units 2,443,662
  and 1,903,797 outstanding                                    77,932                  56,814
Notes receivable - employees                                   (8,825)                (10,253)
                                                 ---------------------   ---------------------

     Total partners' capital                                  744,319                 631,980
                                                 ---------------------   ---------------------

     Total liabilities & partners' capital                 $1,021,887                $845,307
                                                 =====================   =====================

                       See notes to consolidated financial statements

                                   SUSA Partnership, L.P.
                            Consolidated Statements of Cash Flows
                                         (unaudited)
                                   (Amounts in thousands)


                                                              Six months           Six months
                                                           June 30, 1997        June 30, 1996
                                                      -------------------  -------------------
Operating Activities:

Net Income                                                      $ 33,235             $ 19,631

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                 8,670                5,433
     Minority interest                                               120                  127
     Gain on exchange of self-storage facilities                  (2,569)                   0
     Changes in assets and liabilities:
          Other assets                                            (6,439)              (2,105)
          Other liabilities                                        3,441                  216
                                                      -------------------  -------------------
Net  cash provided by operating activities:                       36,458               23,302
                                                      ===================  ===================

Investing Activities:
Acquisition and improvements of storage facilities              (140,435)            (110,031)
Proceeds from exchange of self-storage facilities                 10,213                    0
Development of storage facilities                                (14,702)              (5,686)
                                                      -------------------  -------------------
Net cash used in investing activities                           (144,924)            (115,717)
                                                      -------------------  -------------------

Financing Activities:
Net borrowings (repayments) under line of credit                 (47,615)              39,830
Mortgage principal payments/payoffs                              (12,357)                (127)
Mortgage principal borrowings                                      2,243                    0
Proceeds from issuance of notes payable                           98,732                    0
General partner contributions                                     92,909               60,736
Minority interest contributions                                      164                    0
General partner distributions                                    (16,322)             (10,149)
Limited partner distributions                                     (1,139)                (584)
Minority interest distributions                                      (30)                (222)
                                                      -------------------  -------------------
Net cash provided by financing activities                        116,586               89,484
                                                      ===================  ===================

Net increase (decrease) in cash and equivalents                    8,120               (2,931)
Cash and equivalents, beginning of period                          1,349                2,802
                                                      -------------------  -------------------
Cash and equivalents, end of period                             $  9,469             $   (129)
                                                      ===================  ===================


Supplemental schedule of non-cash activities:
 Partnership Units issued in exchange for notes
  receivable                                                        $358               $1,253
 Mortgages assumed on storage facilities acquired                 $1,835               $7,061
 Storage facilities acquired in exchange for
  Partnership Units                                              $20,111               $7,994
 Partnership Units exchanged for shares of
   common stock                                                     $149                   $0
                                                      ===================  ===================

                       See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                  (thousands, except share and per share data)


1.       Unaudited Interim Financial Statements

         References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 92% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as amended by Form 10-K/A, as filed with the Securities and Exchange Commission.

 2.       Organization

         The Partnership, which commenced operation on March 23, 1994, is engaged in owning, developing, constructing and operating self-storage facilities throughout the United States. The sole general partner in the Partnership, the REIT, a Tennessee corporation, is a self-administered and self-managed real estate investment trust.

         On March 23, 1994, the REIT contributed substantially all of its net assets of approximately $109,969 to the Partnership in exchange for approximately 98.9% of the general partnership interest in the Partnership. The REIT contributes the proceeds of issuances of its equity securities to the Partnership in exchange for additional units of partnership interest. The Partnership also issues, from time to time, additional units of Partnership interest in the acquisition of self-storage facilities. At March 31, 1997, the REIT owned approximately 92% of the outstanding partnership interests in the Partnership. The Partnership owns 99% of SUSA Management, Inc. and 97.5% of Storage USA Franchise Corp.

         In June of 1996, the REIT formed Storage USA Trust (the "Trust"), a Maryland real estate investment trust, of which it is the sole shareholder, and transferred approximately 99% of the REIT's interest in the Partnership to the Trust. The REIT remains the sole general partner of the Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1997
                  (thousands, except share and per share data)


3.       Notes Payable

         On June 1, 1997, the Partnership issued $100,000 of 8.20% senior unsecured 97 Notes (the "97 Notes") due June 1, 2017. Interest on the 97 Notes is payable on June 1 and December 1 of each year, commencing December 1, 1997. The 97 Notes are redeemable at any time at the option of the Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principle amount of the 97 Notes being redeemed plus accrued interest to the redemption date and (ii) the make-whole amount if any, as described in more detail in the 97 Notes prospectus. The 97 Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Company. The 97 Notes contain various covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The $1,314 offering discount and the approximately $155 of offering costs, net of accumulated amortization, are included in other assets at June 30, 1997, and are being amortized into interest expense over the term of the 97 Notes.

         On November 1, 1996, the Partnership issued $100,000 of 7.125% senior unsecured notes (the "96 Notes") due November 1, 2003 under terms and covenants substantially similar to the 97 Notes. The $979 offering discount and the approximately $353 of offering costs, net of accumulated amortization, are included in other assets at June 30, 1997, and are being amortized into interest expense over the term of the 96 Notes.

         The proceeds from the issuances of the 96 Notes and the 97 Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit, which is used to finance the acquisition of self-storage facilities and for working capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1997
                  (thousands, except share and per share data)


4.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

Cost:
      Balance on January 1, 1997                   $ 855,642
      Property acquisitions                          164,377
      Existing facility expansions                     2,264
      Land acquisition and
        joint venture development                     14,702
      Improvements and other                           5,867
      Properties exchanged                           (17,771)
                                              ---------------
      Balance on June 30, 1997                    $1,025,081
                                              ===============

Accumulated depreciation:
      Balance on January 1, 1997                 $    26,573
      Additions during the period                      8,436
      Properties exchanged                             (758)
                                              ---------------
      Balance on June 30, 1997                   $   34,251
                                              ===============


         The following pro forma combined results of operations of the Company for the six months ended June 30, 1997 has been prepared assuming that the acquisition of the 53 properties acquired during the same six month period had been completed as of January 1, 1997.

                                      Pro forma for the
                                       six months ended
                                          June 30, 1997

Revenues                                        $78,885

Net income                                      $34,049

Net income per unit                               $1.15


         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1997
                  (thousands, except share and per share data)


5.       Lines of Credit and Mortgages Payable

         The Company can borrow under a $75,000 line of credit with a group of commercial banks and under a $30,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended June 30, 1997, the weighted average borrowings were $27,181, and the weighted average interest rate was 7.05%. At June 30, 1997, approximately $5 million was outstanding on the lines of credit. At June 30, 1997, there were $31.1 million of fixed rate mortgage notes payable and $6.3 million of variable rate mortgage notes payable. As of June 30, 1997, the fixed rate mortgage notes carried rates of interest ranging from 6.5% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.4%. During the six months ended June 30, 1997, total interest paid was $6.5 million.


         6.       Other Income

         Other income for the three months ended June 30, 1997 and 1996 consisted primarily of revenue from the sale of locks and packaging supplies, truck rentals, and ground rents for billboards and cellular towers. Effective January 1, 1997, the contracts to manage facilities for third parties between the owners of these self-storage facilities and SUSA Management, a consolidated subsidiary, were transferred to Storage USA Franchise Corp., an unconsolidated entity being accounted for under the equity method. As a result, the Company's proportionate share of management income of approximately $193 is included in other income for the three months ended June 30, 1997.


          7.       Gain on Exchange of Self-Storage facilities

         On May 20, 1997 the Company consummated an exchange transaction with a self-storage REIT in which the Company received eight self-storage facilities with a book value of $9,369 and $10,213 in cash in exchange for six self-storage facilities with a book value of $17,013. As a result of this exchange, the Company recognized a $2,569 gain on the monetary portion of the transaction. This exchange was accounted for tax purposes under IRC Section 1031, and as such the gain is not recognized for income tax purposes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1997
                  (thousands, except share and per share data)


         8.       Recent Accounting Developments

         In February of 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Net Income Per Share" was issued and is effective for fiscal years ending after December 15, 1997. The statement establishes standards for computing and presenting net income per share. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. The adoption of SFAS No. 128 is not expected to have a material impact on the financial statements of the Company.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS No. 130 is not expected to have a material impact on the financial statements of the Company.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for fiscal years beginning aftr December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 is not expected to have a material impact on the financial statements of the Company.

         9.       Subsequent Events

         From June 30, 1997 to August 14, 1997, the Company completed the acquisition of 7 self-storage facilities for approximately $30 million. These acquisitions were financed through operating cash flows, borrowings under the available lines of credit and the issuance of Units. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $17 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the third quarter. Should these contracts be terminated, the costs incurred by the Company would be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. Actual results may differ materially from those projected. Among the factors that could cause such a difference are: changes in the economic conditions in the markets in which the Company operates; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable acquisition opportunities offered to the Company and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in the Company's markets resulting in over-supply thereby lowering rental and occupancy rates; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and the other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 92% of the interest therein. The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Due to the substantial number of facilities acquired from June 30, 1996 to June 30, 1997, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

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


Results of Operations- Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996.

In the second quarter of 1997, the Company reported growth in revenue, NOI and net income, respectively, of $14.3 million, $10.1 million and $8.5 million over the same quarter of 1996. Since June 30, 1996, the Company has acquired 104 facilities. These acquired facilities added 7.3 million square feet, bringing the total square feet of the 290 facilities owned by the Company at June 30, 1997 to 19.8 million. For the second quarter of 1997, the 155 comparable facilities owned during the entire second quarter of 1996 provided 58% of the Company's rental income. These same store facilities' rental income grew 5.7% over second quarter 1996 results. The majority of this growth was provided by an approximate 6.9% rate increase, which was offset by discounts, the timing of rate increases, and, to a lesser extent, occupancy. At June 30, 1997, the physical and economic occupancy and rent per square foot of the 155 comparable facilities owned at June 30, 1996, was 88.4%, 82.4%, and $10.05, respectively, while the figures as of June 30, 1996, were 89.7%, 83.5%, and $9.41, respectively. The Company's portfolio of facilities as a whole had an average occupancy at June 30, 1997, of 87.2% physical and 80.7% economic, with an average rent per square foot of $9.67.

Management contracts were transferred to Storage USA Franchise Corp., an unconsolidated subsidiary, on January 1, 1997 and the Company's proportionate share of the management fee revenue is included in other income at June 30, 1997. Management income for the quarter ended June 30, 1997 was $198 thousand, a $8 thousand decrease over the same period in 1996. The decline was due to the acquisition of 15 mature facilities in June of 1996 that were managed by the Company during the second quarter in 1996. The Company has since obtained 15 new management contracts in the past year, however the current portfolio of managed facilities contains newer properties with lower revenues and thus lower management fees. Other income primarily reflects sales of lock and packaging products, truck rentals, and equity investment in an unconsolidated subsidiary (including management income). Other income increased primarily due to the increase in the number of properties owned, resulting in incremental growth in the revenue from these ancillary services, and to a lesser extent, rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $9.4 million for the quarter ended June 30, 1997, representing a $3.0 million increase over the second quarter of 1996. Cost of property operations and maintenance was 24.2% of revenues for the quarter ended June 30, 1997, which is a decrease from the 26.0% of revenues for the quarter ended June 30, 1996. The decline as a percentage of revenues is explained by an increase in same store revenues and a decline in same store expenses as a result of the Company's cost control policies.

Tax expense increased from $2.1 million or 8.4% of revenues for the quarter ended June 30, 1996, to $3.2 million or 8.2% of revenue for the quarter ended June 30, 1997. The dollar growth is attributable to the 104 properties acquired between June 30, 1996 and June 30, 1997 and as a percentage of revenues, tax expense remains relatively consistent with the prior four quarters.

General and administrative expense ("G&A") increased from $969 thousand or 3.9% of revenues for the quarter ended June 30, 1996, to $1.6 million or 4.0% of revenue for the quarter ended June 30, 1997. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy. As a percentage of revenues, G&A remains consistent with the prior four quarters.

Depreciation expense increased to $4.5 million for the quarter ended June 30, 1997 from $2.8 million for the comparable period in 1996, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $273 million in depreciable assets since July 1, 1996.

Interest expense for the quarter ended June 30, 1997, was $3.5 million as compared to $1.6 million for the comparable period in 1996. The majority of the increase is due to the issuance of $100 million in notes payable at 7.125% in November 1996 and $100 million in notes payable at 8.2% in June 1997. The remaining interest expense represents weighted average borrowings of $27 million under the Company's lines of credit at a weighted average interest rate of 7.05% and $37.4 million in mortgages payable at a weighted average interest rate of 10.02%. In the second quarter of 1996, the weighted average borrowings under the Company's lines of credit were $92.4 million at a weighted average interest rate of 6.8%, $13.6 million in mortgages were outstanding at a weighted average interest rate of 9.9%, and there were no notes payable outstanding.

Interest income was $0.3 million for the quarter ended June 30, 1997 as compared to $0.2 million for the quarter ended June 30, 1996. Interest income represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily due to cash deposits of the 104 facilities acquired since July 1, 1996.

The Company recognized a gain on the exchange of self-storage facilities during the second quarter of 1997. In connection with the exchange agreement with a self-storage REIT, the Company received eight self-storage facilities with a book value of $9.4 million and $10.2 million cash in exchange for six self-storage facilities with a book value of $17.0 million. As a result of this exchange, the Company recognized a $2.6 million gain on the monetary portion of the transaction. This exchange was accounted for tax purposes under IRC Section 1031, and as such the gain is not recognized for income tax purposes.

Results of Operations- Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

In the first six months of 1997, the Company reported growth in revenue, NOI and net income, respectively, of $26.7 million, $18.7 million and $13.6 million over the same period of 1996. Management contracts were transferred to Storage USA Franchise Corp., an unconsolidated subsidiary, on January 1, 1997 and the Company's proportionate share of the management fee revenue is included in other income at June 30, 1997. Management income for the six months ended June 30, 1997 was $381 thousand, a $65 thousand decrease over the same period in 1996. The decline was due to the acquisition of 15 mature facilities in June of 1996 that were managed by the Company during the first six months of 1996. The Company has since obtained 15 new management contracts in the past year, however the current portfolio of managed facilities contains newer properties with lower revenues and thus lower management fees. Other income primarily reflects sales of lock and packaging products, truck rentals, and equity investment in an unconsolidated subsidiary (including management income). Other income increased primarily due to the increase in the number of properties owned, resulting in incremental growth in the revenue from these ancillary services, and to a lesser extent, rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $17.7 million for the six months ended June 30, 1997, representing a $5.6 million increase over the first six months of 1996. Cost of property operations and maintenance was 24.4% of revenues for the six months ended June 30, 1997 and 26.5% for the six months ended June 30, 1996. The decrease as a percentage of revenues was caused by an increase in same store revenues and a decline in same store expenses as a result of the Company's cost control policies.

Tax expense increased from $3.7 million or 8.2% of revenues for the six months ended June 30, 1996 to $6.2 million or 8.5% of revenue for the six months ended June 30, 1997. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 through 1996 and the increased state and franchise taxes as the Company moves into new states and expands in current states. The majority of the real estate tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

G&A increased from $1.7 million to $2.8 million for the first six months of 1997 from the comparable six months of 1996. As a percentage of revenues, this category of expense grew from 3.8% for the six months ended June 30, 1996 to 3.9% for the six months ended June 30, 1997. The Company expects that the gross expense will grow as the Company expands its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

Depreciation expense increased to $8.7 million for the six months ended June 30, 1997 from $5.4 million for the comparable period in 1996, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $273 million in depreciable assets since July 1, 1996.

Interest expense for the six months ended June 30, 1997 was $6.8 million as compared to $3.2 million for the comparable period in 1996. The majority of the increase is due to the issuance of $100 million in notes payable at 7.125% in November 1996 and $100 million in notes payable at 8.2% in June 1997. The remaining interest expense represents weighted average borrowings of $42 million under the Company's lines of credit at a weighted average interest rate of 7.05% and $37.4 million in mortgages payable at a weighted average interest rate of 10.02%.

Interest income was $0.5 million for the six months ended June 30, 1997 as compared to $0.3 million for the six months ended June 30, 1996. Interest income in 1997 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily due to cash deposits of the 104 facilities acquired since July 1, 1996.

The Company recognized a gain on the exchange of self-storage facilities during the first six months of 1997. In connection with the exchange agreement with a self-storage REIT, the Company received eight self-storage facilities with a book value of $9.4 million and $10.2 million cash in exchange for six self-storage facilities with a book value of $17.0 million. As a result of this exchange, the Company recognized a $2.6 million gain on the monetary portion of the transaction. This exchange was accounted for tax purposes under IRC Section 1031, and as such the gain is not recognized for income tax purposes.


Liquidity and Capital Resources

Cash provided from operating activities grew to $36.5 million for the six months ended June 30, 1997 from $23.3 million for the six months ended June 30, 1996. This increase is primarily a result of the Company's net income growing $13.6 million or 69%, over the same six month period in the prior year, primarily as a result of the increase in number of facilities owned and the improvement of operations at owned facilities.

During the first six months of 1997, the Company acquired 54 facilities totaling 3,648,000 square feet for an aggregate cost of $164.4 million, which includes the issuance of 545,000 Partnership Units ("Units") valued at $20 million, and the assumption of a $1.8 million mortgage. The Company currently has plans to develop 21 new facilities, with expected costs totaling $76.9 million and completion dates anticipated to range from the third quarter of 1997 through the third quarter of 1998. Expansions are under way for 21 existing facilities with planned completion dates ranging from the third quarter of 1997 to the first quarter of 1998. Estimated costs of the 21 expansions under way are $17.5 million.

On February 19, 1997 the REIT and the Partnership filed a shelf registration statement with the Securities and Exchange Commission relating to $450 million of securities, including up to $250 million of common stock, preferred stock, depository shares and warrants of the REIT and up to $200 million of unsecured, nonconvertible senior debt securities of the Partnership. An additional $50 million of unsecured, nonconvertible debt securities are issuable under the Partnership's existing shelf registration statement.

In March 1997, the REIT issued 2,461,000 shares of common stock under the new shelf registration statement for an aggregate purchase price of $90.4 million. The proceeds from the issuance were contributed to the Partnership in exchange for additional Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit, to finance the acquisition of self-storage facilities, and for working capital.

On June 1, 1997 the Company issued $100 million of 8.2% senior notes due June 1, 2017. The Notes are unsecured obligations of the Partnership and may be redeemed at any time at the option of the Partnership, subject to certain terms and conditions. At June 30, 1997, the Company had the above-mentioned notes payable, $100 million of 7.125% senior unsecured notes payable, $5 million in borrowings outstanding on its lines of credit, $31.1 million of fixed rate mortgage notes payable, and $6.4 million of variable rate mortgage notes payable. As of June 30, 1997, the fixed rate mortgage notes carried rates of interest ranging from 6.5% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 9.4%. The Company had $100 million of unused borrowing capacity under its lines of credit at June 30, 1997.

During the six month period ended June 30, 1997, the Company issued approximately 545,000 Units valued at approximately $20 million in connection with the acquisition of facilities. The Company's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

As of June 30, 1997, there were approximately 2,444,000 outstanding Units owned by third parties. Beginning one year after their issuance, each Unit is redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock. At June 30, 1997, 1,271,000 Units had been outstanding for one year or more. 82,000 of the remaining Units are redeemable for cash or, at the Company's option, a two-year promissory note. Any shares of Common Stock issued in redemption of Units are expected to be registered under the Securities Act of 1933, as amended, and to be freely tradeable.

From June 30, 1997 through August 14, 1997, the Company has completed the acquisition of 7 self-storage facilities for approximately $30 million. These acquisitions were financed through operating cash flows, borrowings under the available lines of credit and the issuance of Units.

The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $17 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the third quarter. Should these contracts be terminated, the costs incurred by the Company would be immaterial.

The Company has incurred approximately $1.3 million for regularly scheduled maintenance and repairs during the six months ended June 30, 1997. For the year, the Company expects to incur approximately $3.1 million for scheduled maintenance and repairs and approximately $8.1 million to conform facilities acquired during 1996, 1995 and 1994 to Company standards.


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

The following table illustrates the components of the Company's FFO for the quarters and year to dates ended June 30, 1997 and June 30, 1996.


                                          Three Months     Three Months      Year to Date      Year to Date
                                            ended              ended            ended             ended
                                        June 30, 1997      June 30, 1996    June 30, 1997     June 30, 1996
                                       ----------------------------------------------------------------------
Net Income
                                              $19,223             $10,749         $33,235           $19,631

Gain on Sale of Assets                                                                                    -
                                               (2,569)                  -          (2,569)

Depreciation of revenue producing
assets                                          4,276               2,591           8,233             5,036

Amortization of non compete
                                                    -                  21               -                83

Amortization of lease guarantees
                                                    -                  15               -                68
                                       -----------------------------------  ---------------------------------

                                       ----------------------------------------------------------------------
Consolidated FFO
                                               $20,930           $ 13,376         $ 38,899          $ 24,818
                                       ======================================================================


The REIT, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, the REIT's dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1996, distributions were approximately 86% of the REIT's FFO.

The Company believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

Inflation

The Company does not believe that inflation had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rental increases that provide the Company with the opportunity to achieve increases in rental income as each lease matures.

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

Recent Accounting Developments

In February of 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Net Income Per Share" was issued and is effective for fiscal years ending after December 15, 1997. The statement establishes standards for computing and presenting net income per share. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. The adoption of SFAS No. 128 is not expected to have a material impact on the financial statements of the Company.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS No. 130 is not expected to have a material impact on the financial statements of the Company.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 is not expected to have a material impact on the financial statements of the Company.

                           Part II- OTHER INFORMATION


Item 1. Legal Proceedings
          None

Item 2. Changes in Securities

         On May 15, 1997 the Company issued 47,470 units of limited partnership interest in SUSA Partnership, L.P. ("Units") valued at approximately $1.8 million and on May 30, 1997 the Company issued 479,795 Units valued at approximately $18.3 million in exchange for interest in self-storage facilities. The Units were issued in private placement exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. Beginning one year after their issuance, each Unit is redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock.

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders.

         On May 7, 1997 the Company held its Annual Meeting of Shareholders. Five matters were submitted to the shareholders for consideration:

                   1. proposal to approve an amendment to the Company's charter to declassify the Board of Directors;

                   2.    election of five Directors;

                   3. proposal to approve an amendment to the Company's 1993 Omnibus Stock Plan;

                   4. proposal to approve an amendment to the Company's 1995 Employee Stock and Loan Plan; and

                   5. ratification of the selection of Coopers and Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1997.

1. Proposal to approve an amendment to the Company's charter to declassify the Board of Directors:

    For               Against           Abstained         Broker non-votes
    ---               -------           ---------         ----------------
    20,420,669        141,529           38,952               2,142,727





2. Election of Five Directors:

Director:                                   For                        Withheld
--------                                    ---                        --------
Dean Jernigan                               22,729,194                 14,683
Caroline McBride (Class I)                  22,729,209                 14,668
John P. McCann                              22,729,209                 14,668
J. Marshall Peck (Class II)                 22,728,909                 14,968
William D. Sanders                          22,728,909                 14,968

Continuing Directors whose term did not expire at the annual meeting were as follows: Harry J. Thie, Mark Jorgensen, Howard P. Colhoun and Dennis A. Reeve.

3. Proposal to approve an amendment to the Company's 1993 Omnibus Stock Plan:

                  For                       Against           Abstained
                  ---                       -------           ---------
                  21,530,632                1,201,677         17,905


4. Proposal to approve an amendment to the Company's 1995 Employee Stock and Loan Plan:

                  For                       Against           Abstained
                  ---                       -------           ---------
                  22,402,897                329,886           17,430

5. Ratification of the selection of Coopers and Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1997:

                  For                       Against           Abstained
                  ---                       -------           ---------
                  22,675,490                53,219            15,168

Item 5. Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 27 - Financial Data Schedule

                   Reports on Form 8-K

                  On May 28, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of 31 self-storage facilities.

                  On May 30, 1997, the Company filed a Current Report on Form 8-K to file Articles of Amendment to the Amended and Restated Charter of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Dated:   August 14, 1997

                                 SUSA PARTNERSHIP, L.P.
                                 By STORAGE USA, Inc.,
                                 General Partner



                        By:      /s/ Dennis A. Reeve
                                -------------------

                                 Dennis A. Reeve
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)