Form 10-Q
period 1997-09-30
SUSA PARTNERSHIP LP
filed 1997-11-14
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

                                              Three months       Three months         Nine months         Nine months
                                                     ended              ended               ended               ended
                                             September 30,      September 30,       September 30,       September 30,
                                                      1997               1996                1997                1996
                                          -----------------  -----------------   -----------------  ------------------

Property Revenues:
Rental income                                      $41,913            $28,806            $113,267             $73,396
Management income                                        0                113                   0
                                                                                                                  560
Other income                                         1,139                516               2,213               1,170
                                          -----------------  -----------------   -----------------  ------------------

Total property revenues                             43,052             29,435             115,480              75,126
                                          -----------------  -----------------   -----------------  ------------------

Property Expenses:
Cost of property operations & maintenance           10,651              7,816              28,359              19,933
Taxes                                                3,248              2,419               9,403               6,163
General & administrative                             1,833              1,318               4,656               3,067
Depreciation & amortization                          5,332              3,380              14,002               8,813
                                          -----------------  -----------------   -----------------  ------------------

Total property expenses                             21,064             14,933              56,420              37,976
                                          -----------------  -----------------   -----------------  ------------------

Income from property operations                     21,988             14,502              59,060              37,150
                                          -----------------  -----------------   -----------------  ------------------

Other income (expense):
Interest expense                                   (4,841)            (2,626)            (11,604)             (5,848)
Interest income                                        386                176                 880                 506
                                          -----------------  -----------------   -----------------  ------------------

Income before minority interest
    and gain on exchange of storage
    facilities                                      17,533             12,052              48,336              31,808

Gain on exchange of storage facilities                   0                288               2,569                 288
                                          -----------------  -----------------   -----------------  ------------------

Income before minority interest                     17,533             12,340              50,905              32,096

Minority interest                                    (130)               (13)               (250)               (140)
                                          -----------------  -----------------   -----------------  ------------------

Net income                                         $17,403            $12,327             $50,655             $31,956
                                          =================  =================   =================  ==================


Net income per unit                                  $0.58              $0.55               $1.76               $1.54
                                          =================  =================   =================  ==================

Weighted average units outstanding                  30,014             22,600              28,848              20,757
                                          =================  =================   =================  ==================

                 See notes to consolidated financial statements.

                             SUSA Partnership, L.P.
                           Consolidated Balance Sheets
                                   (unaudited)
                    (Amounts in thousands, except unit data)

                                                                           as of                     as of
                                                              September 30, 1997         December 31, 1996
                                                          -----------------------    ----------------------
                                                                     (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                    $296,004                  $235,139
Buildings and equipment                                                  769,679                   620,503
                                                          -----------------------    ----------------------
                                                                       1,065,683                   855,642

Accumulated depreciation                                                (39,380)                  (26,573)
                                                          -----------------------    ----------------------
                                                                       1,026,303                   829,069

Cash & cash equivalents                                                    3,905                     1,349
Other assets                                                              41,841                    14,889
                                                          -----------------------    ----------------------

     Total assets                                                     $1,072,049                  $845,307
                                                          =======================    ======================

Liabilities & partners' capital

Line of credit borrowings                                                $34,929                   $52,730
Mortgage notes payable                                                    39,864                    45,724
Notes payable                                                            200,000                   100,000
Accounts payable & accrued expenses                                       14,667                     7,641
Dividends payable                                                         16,445                         0
Rents received in advance                                                  6,553                     5,640
Minority interest                                                          1,986                     1,592
                                                          -----------------------    ----------------------

     Total liabilities                                                   314,444                   213,327
                                                          -----------------------    ----------------------

Commitments and contingencies

Partners' capital:

General partnership units
27,408,907 and 24,723,027
outstanding                                                              677,419                   585,419
Limited partnership units 2,730,771
and 1,903,797 outstanding                                                 89,002                    56,814
Notes receivable - employees                                             (8,816)                  (10,253)
                                                          -----------------------    ----------------------

     Total partners' capital                                             757,605                   631,980
                                                          -----------------------    ----------------------

     Total liabilities & partners' capital                            $1,072,049                  $845,307
                                                          =======================    ======================

                 See notes to consolidated financial statements.

                             SUSA Partnership, L.P.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in thousands)

                                                         Nine months ended          Nine months ended
                                                        September 30, 1997         September 30, 1996
                                                     ----------------------     ----------------------
Operating activities:

Net income                                                          50,655                     31,956

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                  14,002                      8,813
     Minority interest                                                 250                        140
     Gain on exchange of storage facilities                        (2,569)                      (288)
     Changes in assets and liabilities:
          Other assets                                            (27,086)                    (2,326)
          Other liabilities                                          7,939                      2,443
                                                     ----------------------     ----------------------
Net  cash provided by operating activities:                         43,191                     40,738
                                                     ======================     ======================

Investing activities:
Acquisition and improvements of storage facilities               (159,247)                  (192,129)
Proceeds from exchange of storage facilities                        10,213                          0
Development of storage facilities                                 (22,036)                    (3,758)
                                                     ----------------------     ----------------------
Net cash used in investing activities                            (171,070)                  (195,887)
                                                     ======================     ======================

Financing activities:
Net borrowings (repayments) under line of credit                  (17,801)                   (41,467)
Mortgage principal payments/payoffs                               (12,566)                      (199)
Mortgage principal borrowings                                        1,244                          0
Payments on notes receivable                                         1,794                          0
Proceeds from issuance of notes payable                             98,732                          0
General partner contributions                                       94,046                    219,772
Minority interest contributions                                        165                          0
General partner distributions                                     (32,686)                   (21,136)
Limited partner distributions                                      (2,397)                    (1,238)
Minority interest distributions                                       (96)                      (235)
                                                     ----------------------     ----------------------
Net cash provided by financing activities                          130,435                    155,497
                                                     ======================     ======================

Net increase (decrease) in cash and equivalents                      2,556                        348
Cash and equivalents, beginning of period                            1,349                      2,802
                                                     ----------------------     ----------------------
Cash and equivalents, end of period                                  3,905                      3,150
                                                     ======================     ======================

Supplemental schedule of non-cash activities:
 Partnership Units issued in exchange for notes
  receivable                                                          $358                     $1,345
 Mortgages assumed on storage facilities acquired                   $5,458                    $11,501
 Storage facilities acquired in exchange for
  Partnership Units                                                $30,944                     $8,605
 Partnership Units exchanged for shares of
   common stock                                                       $149                         $0
                                                     ======================     ======================

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                  (thousands, except share and per share data)


1.       Unaudited Interim Financial Statements

         References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 91% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as amended by Form 10-K/A, as filed with the Securities and Exchange Commission.

 2.       Organization

         The Partnership, which commenced operation on March 23, 1994, is engaged in owning, developing, constructing and operating self-storage facilities throughout the United States. The sole general partner in the Partnership, the REIT, a Tennessee corporation, is a self-administered and self-managed real estate investment trust.

         On March 23, 1994, the REIT contributed substantially all of its net assets of approximately $109,969 to the Partnership in exchange for approximately 98.9% of the general partnership interest in the Partnership. The REIT contributes the proceeds of issuances of its equity securities to the Partnership in exchange for additional units of partnership interest. The Partnership also issues, from time to time, additional units of Partnership interest ("Units") in the acquisition of self-storage facilities. At March 31, 1997, the REIT owned approximately 91% of the outstanding partnership interests in the Partnership. The Partnership owns 99% of the preferred nonvoting stock of SUSA Management, Inc. and Storage USA Franchise Corp.

         In June of 1996, the REIT formed Storage USA Trust (the "Trust"), a Maryland real estate investment trust, of which it is the sole shareholder, and transferred approximately 99% of the REIT's interest in the Partnership to the Trust. The REIT remains the sole general partner of the Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1997
                  (thousands, except share and per share data)


3.       Notes Payable

         On June 1, 1997, the Partnership issued $100,000 of 8.20% senior unsecured notes due June 1, 2017 (the "97 Notes"). Interest on the 97 Notes is payable on June 1 and December 1 of each year, commencing December 1, 1997. The 97 Notes are redeemable at any time at the option of the Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the 97 Notes being redeemed plus accrued interest to the redemption date and (ii) the make-whole amount if any, as provided in the underlying indenture. The 97 Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Company. The 97 Notes contain certain covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The $1,314 offering discount and the approximately $155 of offering costs, net of accumulated amortization, are included in other assets at September 30, 1997, and are being amortized into interest expense over the term of the 97 Notes.

         On November 1, 1996, the Partnership issued $100,000 of 7.125% senior unsecured notes due November 1, 2003 (the "96 Notes") under terms and covenants substantially similar to the 97 Notes. The $979 offering discount and the approximately $353 of offering costs, net of accumulated amortization, are included in other assets at September 30, 1997, and are being amortized into interest expense over the term of the 96 Notes.

         The proceeds from the issuances of the 96 Notes and the 97 Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1997
                  (thousands, except share and per share data)


4.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

Cost:
      Balance on January 1, 1997                 $   855,642
      Property acquisitions                          195,904
      Existing facility expansions                     3,965
      Land acquisition and
        joint venture development                     19,098
      Improvements and other                           8,845
      Properties exchanged                           (17,771)
                                              ---------------
      Balance on September 30, 1997              $ 1,065,683
                                              ===============

Accumulated depreciation:
      Balance on January 1, 1997                      26,573
      Additions during the period                     13,565
      Properties exchanged                              (758)
                                              ---------------
      Balance on September 30, 1997              $    39,380
                                              ===============

         The following pro forma combined results of operations of the Company for the nine months ended September 30, 1997 has been prepared assuming that the acquisition of the 64 properties acquired, the exchange of the six properties discussed in Note 7, and the lease obtained on one property during the same nine month period had been completed as of January 1, 1997.

                                      Pro forma for the
                                      nine months ended
                                     September 30, 1997
                                ------------------------

Revenues                                       $124,116

Net income                                      $50,900

Net income per share                              $1.69

         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1997
                  (thousands, except share and per share data)


5.       Lines of Credit and Mortgages Payable

         The Company can borrow under a $75,000 line of credit with a group of commercial banks and under a $30,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended September 30, 1997, the weighted average borrowings were $27,053, and the weighted average interest rate was 7.1%. At September 30, 1997, approximately $34,929 was outstanding on the lines of credit. At September 30, 1997, there were $30,986 of fixed rate mortgage notes payable and $8,878 of variable rate mortgage notes payable. As of September 30, 1997, the fixed rate mortgage notes carried rates of interest ranging from 6.0% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.4%. During the nine months ended September 30, 1997, total interest paid was $7,800 and total interest capitalized for construction costs was $1,333.


6.       Other Income

         Other income for the three months ended September 30, 1997 and 1996 consisted primarily of revenue from the sale of locks and packaging supplies, truck rentals, ground rents for billboards and cellular towers and the proportionate share of earnings of Storage USA Franchise Corp. ("Franchise"), an unconsolidated entity being accounted for under the equity method. Effective January 1, 1997, the contracts to manage facilities for third parties between the owners of these self-storage facilities and SUSA Management, a consolidated subsidiary, were transferred to Franchise. As a result, the Company's proportionate share of management income of approximately $204 and $573 is included in other income for the three months and nine months respectively ended September 30, 1997.


7.   Gain on Disposal of Assets

         On May 20, 1997 the Company consummated an exchange transaction with another self-storage REIT in which the Company received eight self-storage facilities with a book value of $9,369 and $10,213 in cash in exchange for six self-storage facilities with a book value of $17,013. As a result of this exchange, the Company recognized a $2,569 gain on the monetary portion of the transaction. This exchange was accounted for tax purposes under IRC Section 1031, and as such the gain is not recognized for income tax purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1997
                  (thousands, except share and per share data)


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

9.       Subsequent Events

         From September 30, 1997 to November 14, 1997, the Company completed the acquisition of 48 self-storage facilities for approximately $100,300. These acquisitions were financed through operating cash flows, the issuance of Units, the exchange of common stock and borrowings under the available lines of credit including a $75,000 bridge loan with a commercial bank. The bridge loan matures in March 1998 and bears interest at a spread over LIBOR. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $12,200. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1997
                  (thousands, except share and per share data)


10.      Legal Proceedings

         The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District Of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company filed its initial response in the case, believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. Actual results may differ materially from those projected. Among the factors that could cause such a difference are: changes in the economic conditions in the markets in which the Company operates; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable acquisition opportunities offered to the Company and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in the Company's markets resulting in oversupply thereby lowering rental and occupancy rates; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only of the date made.

References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 91% of the interest therein. The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Due to the substantial number of facilities acquired from September 30, 1996 to September 30, 1997, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

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

Results of Operations- Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996.

In the third quarter of 1997, the Company reported growth in revenue, NOI and net income, respectively, of $13.6 million, $10.0 million and $5.1 million over the same quarter of 1996. Since September 30, 1996, the Company has acquired 92 facilities. These acquired facilities added 6.1 million square feet, bringing the total square feet of the 304 facilities owned by the Company at September 30, 1997 to 20.4 million. For the third quarter of 1997, the 181 same store facilities owned during the entire third quarter of 1996 provided 64% of the Company's rental income. These same store facilities' rental income grew 6.4% over third quarter 1996 results. The majority of this growth was provided by an approximate 6.7% rate increase, which was offset by discounts, the timing of rate increases, and, to a lesser extent, occupancy. At September 30, 1997, the physical and economic occupancy and rent per square foot of the 199 comparable facilities owned at September 30, 1996, was 88.4%, 82.2%, and $10.08, respectively, while the figures as of September 30, 1996, were 89.9%, 83.9%, and $9.40, respectively. The Company's portfolio of facilities as a whole had an average occupancy at September 30, 1997, of 86.6% physical and 80.4% economic, with an average rent per square foot of $9.91.

Management contracts were transferred to Storage USA Franchise Corp., an unconsolidated subsidiary, on January 1, 1997 and the Company's proportionate share of the management fee revenue is included in other income at September 30, 1997. Management income for the quarter ended September 30, 1997 was $209 thousand, a $96 thousand increase over the same period in 1996. The increase is due to the addition of 13 managed contracts over the past twelve months. Other income primarily reflects sales of lock and packaging products, truck rentals, and equity investment in an unconsolidated subsidiary (including management income). Other income, net of management income, increased primarily due to two factors; the increased profitability of Franchise, of which, net of management contracts, the Company's proportionate share equaled $250 thousand, and the increase in the number of properties owned, resulting in incremental growth in the revenue from these ancillary services. To a lesser extent, increases in rental income on cellular tower and billboard leases contributed to the increase as well.

Cost of property operations and maintenance was $10.7 million for the quarter ended September 30, 1997, representing a $2.8 million increase over the third quarter of 1996. Cost of property operations and maintenance was 24.7% of revenues for the quarter ended September 30, 1997, which is a decrease from the 26.6% of revenues for the quarter ended September 30, 1996. The decline as a percentage of revenues is explained by same store revenues increasing 6.4% while same store expenses only increased .5% as a result of the Company's cost control policies.

Tax expense increased from $2.4 million or 8.2% of revenues for the quarter ended September 30, 1996, to $3.2 million or 7.5% of revenue for the quarter ended September 30, 1997. The dollar growth is attributable to the 92 properties acquired between September 30, 1996 and September 30, 1997. The decrease as a percentage of revenues, is attributable to the acquisition of facilities in areas with real estate taxes that are lower as a percentage of revenues than the average for the Company and the exchange of several properties in high tax areas.

General and administrative expense ("G&A") increased from $1.3 million or 4.5% of revenues for the quarter ended September 30, 1996, to $1.8 million or 4.3% of revenue for the quarter ended September 30, 1997. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

Depreciation expense increased to $5.3 million for the quarter ended September 30, 1997 from $3.4 million for the comparable period in 1996, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $237 million in depreciable assets since October 1, 1996.

Interest expense for the quarter ended September 30, 1997, was $4.8 million as compared to $2.6 million for the comparable period in 1996. The increase is due to the issuance of $100 million in notes payable at 7.125% in November 1996 and $100 million in notes payable at 8.2% in June 1997. The remaining interest expense represents weighted average borrowings of $27.1 million under the Company's lines of credit at a weighted average interest rate of 7.1% and $39.9 million in mortgages payable at a weighted average interest rate of 9.9%. In the third quarter of 1996, the weighted average borrowings under the Company's lines of credit were $144.7 million at a weighted average interest rate of 6.9%, $17.9 million in mortgages were outstanding at a weighted average interest rate of 8.7%, and there were no notes payable outstanding.

Interest income was $386 thousand for the quarter ended September 30, 1997 as compared to $176 thousand for the quarter ended September 30, 1996. Interest income represents earnings on overnight deposits, amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and loans to franchisees. The increase in interest income was primarily due to interest earned on loans to franchisees consummated during the past year.

Results of Operations- Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996.

In the first nine months of 1997, the Company reported growth in revenue, NOI and net income, respectively, of $40.4 million, $28.7 million and $18.7 million over the same period of 1996. Management contracts were transferred to Storage USA Franchise Corp., an unconsolidated subsidiary, on January 1, 1997 and the Company's proportionate share of the management fee revenue is included in other income at September 30, 1997. Management income for the nine months ended September 30, 1997 was $588 thousand, a $28 thousand increase over the same period in 1996. The increase is due to the addition of 13 managed contracts over the past twelve months, partially offset by the acquisition of 15 facilities in June 1996 that were managed by the Company during the first six months of 1996. Other income primarily reflects sales of lock and packaging products, truck rentals, and equity investment in an unconsolidated subsidiary (including management income). Other income, net of management income, increased primarily due to the increase in the number of properties owned, resulting in incremental growth in the revenue from these ancillary services and to a lesser extent, rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $28.4 million for the nine months ended September 30, 1997, representing a $8.4 million increase over the first nine months of 1996. Cost of property operations and maintenance was 24.6% of revenues for the nine months ended September 30, 1997 and 26.5% for the nine months ended September 30, 1996. The decline as a percentage of revenues is explained by same store revenues increasing 5.6% while same store expenses decreased 2.9% as a result of the Company's cost control policies.

Tax expense increased from $6.2 million or 8.2% of revenues for the nine months ended September 30, 1996 to $9.4 million or 8.1% of revenue for the nine months ended September 30, 1997. The slight decrease as a percentage of revenues, is attributable to the acquisition of facilities in areas with real estate taxes that are lower as a percentage of revenues than the average for the Company and the exchange of several properties in high tax areas.

G&A increased from $3.1 million to $4.7 million for the first nine months of 1997 from the comparable nine months of 1996. As a percentage of revenues, this category of expense decreased from 4.1% for the nine months ended September 30, 1996 to 4.0% for the nine months ended September 30, 1997. The Company expects that the gross expense will grow as the Company expands its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

Depreciation expense increased to $14.0 million for the nine months ended September 30, 1997 from $8.8 million for the comparable period in 1996, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $237 million in depreciable assets since October 1, 1996.

Interest expense for the nine months ended September 30, 1997 was $ 11.6 million as compared to $5.8 million for the comparable period in 1996. The majority of the increase is due to the issuance of $100 million in notes payable at 7.125% in November 1996 and $100 million in notes payable at 8.2% in June 1997.
The remaining interest expense represents weighted average borrowings of $37.1 million under the Company's lines of credit at a weighted average interest rate of 7.1% and $39.9 million in mortgages payable at a weighted average interest rate of 9.9%.

Interest income was $880 thousand for the nine months ended September 30, 1997 as compared to $506 thousand for the nine months ended September 30, 1996. Interest income represents earnings on overnight deposits, amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and loans to franchisees. The increase in interest income was primarily due to interest earned on loans to franchisees consummated during the past year.

The Company recognized a gain on the exchange of self-storage facilities during the first nine months of 1997. In connection with the exchange agreement with another self-storage REIT, the Company received eight self-storage facilities with a book value of $9.4 million and $10.2 million cash in exchange for six self-storage facilities with a book value of $17.0 million. As a result of this exchange, the Company recognized a $2.6 million gain on the monetary portion of the transaction. This exchange was accounted for tax purposes under IRC Section 1031, and as such the gain is not recognized for income tax purposes.


Liquidity and Capital Resources

Cash provided from operating activities grew to $43.2 million for the nine months ended September 30, 1997 from $40.7 million for the nine months ended September 30, 1996. This increase is primarily a result of the Company's net income growing $18.7 million or 59%, over the same nine month period in the prior year, primarily as a result of the increase in number of facilities owned and the improvement of operations at owned facilities. The increase in net income was partially offset by an increase in other assets. Other assets increased primarily due to investments in and loans to franchisees.

During the first nine months of 1997, the Company acquired 65 facilities totaling of 4.3 million square feet at an aggregate cost of $206.9 million, which includes the issuance of 827 thousand Partnership Units ("Units") valued at $30.9 million, and the assumption of $4.9 million in mortgages. During the first nine months of 1997 the Company has placed in service three development properties totaling 172 thousand square feet with a total cost of $8.6 million and six expansion properties totaling 99 thousand square feet with a total cost of $4.4 million. The Company is in the process of developing 18 new facilities, with expected costs totaling $65.6 million and completion dates anticipated to range from the fourth quarter of 1997 through the second quarter of 1999. Expansions are under way for 18 existing facilities with planned completion dates ranging from the fourth quarter of 1997 to the third quarter of 1998. Estimated costs of the 18 expansions under way are $16.3 million. Development properties placed in service are anticipated to be dilutive to earnings in the first 18 to 24 months after opening.

On February 19, 1997 the REIT and the Partnership filed a shelf registration statement with the Securities and Exchange Commission relating to $450 million of securities, including up to $250 million of common stock, preferred stock, depository shares and warrants of the REIT and up to $200 million of unsecured, nonconvertible senior debt securities of the Partnership. An additional $150 million of unsecured, nonconvertible debt securities were issuable under the Partnership's existing shelf registration statement.

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

On June 1, 1997 the Company issued $100 million of 8.2% senior notes due June 1, 2017. The Notes are unsecured obligations of the Partnership and may be redeemed at any time at the option of the Partnership, subject to certain terms and conditions. At September 30, 1997, the Company had the above-mentioned notes payable, $100 million of 7.125% senior unsecured notes payable, $34.9 million in borrowings outstanding on its lines of credit, $31.0 million of fixed rate mortgage notes payable, and $8.9 million of variable rate mortgage notes payable. As of September 30, 1997, the fixed rate mortgage notes carried rates of interest ranging from 6.0% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.4%. The Company had $70.5 million of unused borrowing capacity under its lines of credit at September 30, 1997.

During the nine month period ended September 30, 1997, the Company issued approximately 827,000 Units valued at approximately $30.9 million in connection with the acquisition of facilities. The Company's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

As of September 30, 1997, there were approximately 2,731,000 outstanding Units owned by third parties. Beginning one year after their issuance, each Unit is redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock. At September 30, 1997, 1,289,000 Units had been outstanding for one year or more. 82,000 of these Units are redeemable for cash or, at the Company's option, a two-year promissory note. Any shares of Common Stock issued in redemption of Units are expected to be registered under the Securities Act of 1933, as amended, and to be freely tradeable.

From September 30, 1997 through November 14, 1997, the Company has completed the acquisition of 48 self-storage facilities for approximately $100.3 million. These acquisitions were financed through operating cash flows, the issuance of Units, the exchange of common stock and borrowings under the available lines of credit including a $75 million bridge loan with a commercial bank. The bridge loan matures in March 1998 and bears interest at a spread over LIBOR.

The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $12.2 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would be immaterial.

The Company has incurred approximately $2.1 million for regularly scheduled maintenance and repairs during the nine months ended September 30, 1997. For the year, the Company expects to incur approximately $3.2 million for scheduled maintenance and repairs and approximately $8.1 million to conform facilities acquired during 1996, 1995 and 1994 to Company standards.


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

The following table illustrates the components of the Company's FFO for the three months and nine months ended September 30, 1997 and September 30, 1996.

                                Storage USA, Inc.
                          FFO Under Revised Computation
                          For the Quarter Ended 9/30/97
                    (In thousands except for per share data)


                                         Three Months       Three Months        Year to Date       Year to Date
                                             Ended              ended              ended               ended
                                         September 30,      September 30,      September 30,       September 30,
                                             1997               1996                1997               1996
                                        --------------------------------------------------------------------------
Net Income                                    $  17,403        $   12,327          $   50,655           $ 31,956

Gain on Sale of Assets                                -              (288)             (2,569)              (288)

Depreciation of revenue producing
assets                                            5,095              3,224              13,328              8,235

Amortization of non compete                           -                  -                   -                 83

Amortization of lease guarantees                      -                  2                   -                 70
                                        --------------------------------------------------------------------------

Consolidated FFO                                 22,498              15,265              61,414             40,056



The REIT, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, REIT's dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1996, distributions were approximately 86% of the REIT's FFO.

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

In September 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS No. 130 is not expected to have a material impact on the financial statements of the Company.

In September 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 is not expected to have a material impact on the financial statements of the Company.

Legal Proceedings

The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District Of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company filed its initial response in the case, believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position.

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities

         During the nine months ended September 30, 1997, the Company has issued units of limited partnership interest in SUSA Partnership, L.P. ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

       Date of            Units         Approximate
      Issuance            Issued           Value
--------------------------------------------------------
May 15, 1997                  47,470   $   1,800,000
May 30, 1997                 479,795   $  18,300,000
July 17, 1997                  8,583   $   9,800,000
July 21, 1997                253,418   $   1,000,000
August 8, 1997                25,129   $     279,000
                      -------------------------------
Total                        814,395   $  31,179,000



The Units were issued in private placements exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 to various owners of self-storage facilities. Beginning one year after their issuance, each Unit is redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock.

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 27 - Financial Data Schedule

                   Reports on Form 8-K

                  On September 17, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of 9 self-storage facilities.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Dated:    November 14, 1997

                                 SUSA PARTNERSHIP, L.P.
                                 By STORAGE USA, Inc.,
                                 General Partner


                       By:       /s/ Dennis A. Reeve
                              -------------------------------
                                 Dennis A. Reeve
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)