Form 10-K
period 1997-12-31
SUSA PARTNERSHIP LP
filed 1998-03-31
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to________
                        Commission file number 001-12403

                             SUSA Partnership, L.P.
             (Exact name of registrant as specified in its charter)

                Tennessee                                 62-1554135
      State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization
     165 Madison Avenue, Suite 1300                         38103
               Memphis, TN                                (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 252-2000

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class       Name of each exchange on which registered
            SUSA Partnership, L.P.              New York Stock Exchange
                7.12% Notes
            Due November 15, 2003

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the units by non-affiliates of the registrant was approximately $107,782,419 as of March 27, 1998, based on 2,864,649 units held by non-affiliates of the registrant. (For this computation, the registrant has excluded the market value of all units reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                   2,864,649
                                ---------------
                (Number of units of limited partnership interest
                       outstanding, as of March 27, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from Storage USA Inc.'s definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders.

                                     PART I

Item 1.    Business

General

SUSA Partnership, L.P. (the "Company" and the "Partnership") was formed by Storage USA, Inc. (the "GP"), general partner and holder of approximately 91% of the interest therein, to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. The Company is the second largest owner and operator of self-storage space in the United States. At December 31, 1997, the Company owned 360 facilities containing 23.5 million net rentable square feet and managed for others 34 (including 5 franchises) facilities containing an additional 2.1 million net rentable square feet in 31 states and the District of Columbia. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through SUSA Partnership, L.P. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains.

The Partnership formed SUSA Management, Inc. ("SUSA Management") to provide self-storage management to third parties and to engage in the retail sale of locks, boxes and other move-related merchandise.

In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its share of the profit or loss of Franchise in Other Income and has a 97.5% economic interest in Franchise. Effective January 1, 1997, SUSA Management transferred its management contracts and its retail sales business to Franchise. As a result, SUSA Management had immaterial revenue and expense in 1997.

The Company's primary business objective is to maximize unitholder value. The Company plans to achieve this objective through a four-part strategy:

o internal growth through continued improvement in operating results at owned properties,
o     external growth through acquisitions,
o     current investment for enhanced long-term returns through development, and
o     the franchising of the Company's self-storage concept.

The Company believes that it is distinguishable from most of its competitors by:

o its balanced approach to increasing its profitability through a combination of internal growth, acquisitions, and development,
o its emphasis on the hiring and training of skilled personnel as active managers of its self-storage facilities,
o     its management information systems, and
o its ability to attract senior management who will enhance the Company's ability to define and execute its business plan.

Business Strategy

         Internal Growth

The Company's internal growth strategy is to pursue an active leasing policy, which includes aggressively marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. The Company's ability to implement its internal growth strategy may be evaluated by examining the "year over year" results of the Company's same-store facilities during 1997 and 1996. The same-store facilities include all properties that were owned by the Company for the entire period of both comparison years. As such, the same-store pool changes from quarter to quarter and year to year. Development properties and expansions are removed from these groups to avoid skewing the results. During 1997, the Company achieved same-store revenue and net operating income ("NOI") growth of 5.7% and 8.7%, respectively, over 1996. In 1996, as compared to 1995, the Company grew revenue and NOI 7.7% and 9.7% respectively. The higher percentage increase in NOI over revenue growth reflects the Company's controlled expense growth and use of positive operating leverage, as expenses average 27.9% of rental revenues at the property level.

o Aggressive Leasing - The Company seeks to increase its revenues by increasing the occupancy in its facilities through the use of sales and marketing programs that are customized for each location by facility and district managers who have substantial authority and effective incentives. The Company develops a written marketing plan for each facility. The Company utilizes yellow page advertising, site signage and location as the primary means to advertise its services. The facility managers are trained to market both phone-in and walk-in prospective tenants, with primary emphasis placed on training managers to act as salespeople and to convert prospective tenants into actual tenants. Emphasis is placed on conversion from the initial telephone call to an on-site visit, and from the on-site visit to a rental.

o Regularly Scheduled Rent Increases - The Company has historically increased rents in all of its facilities at least once a year regardless of the occupancy level. As a facility nears 100% occupancy, the Company typically increases rents more frequently. The Company is typically confident in its local competitive position, and tends to seek higher rents more aggressively in appropriate unit-size categories than its competitors. The Company believes the average rental rate per net rentable square foot in its facilities is usually higher than the rental rates at its competitors' facilities.

o Trained Facility Managers - The Company carefully selects and thoroughly trains managers of its self-storage facilities. Personality profiles and personal interviews are used to screen applicants during the recruiting process to hire outgoing, personable, sales-oriented people capable of implementing the Company's programs. Training programs feature facility operations and marketing manuals, sales and marketing programs, telephone communication, computer systems, and daily facility operations (unit rental, retail sales, facility maintenance, security systems and financial duties). The Company's formal training programs are followed by on-the-job training (supervised by a regional manager) and a three-step, self-administered certification program. The Company conducts monthly telephone surveys in which "mystery shoppers" hired by the Company call each facility posing as prospective customers. These telephone calls are recorded and graded by management for policy compliance and sales skills.

 o Integrated Management Information Systems - To maintain appropriate controls and enhance operational efficiencies, the Company has installed at each facility computer systems with comprehensive facilities management software. Weekly operating results are transmitted electronically from each of these facilities to the Company's headquarters. These systems allow the Company to closely monitor manager performance and market response to the Company's rental structure.

         External Growth

The Company's external growth strategy is designed to increase the number of facilities owned by the Company either by acquiring suitably located facilities that offer upside potential due to low occupancy rates or non-premium pricing, or where the Company's operating strategy would enhance performance, or by developing and constructing new self-storage facilities in favorable markets. In pursuing acquisition opportunities, the Company seeks to add facilities in those metropolitan areas in which the Company operates and selectively to enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. The Company intends to acquire or develop facilities that have strong retail characteristics and are attractively designed.

                  Acquisitions

Since the GP's initial public offering in March 1994 (the"IPO"), the Company has purchased 317 self-storage facilities containing 20.4 million net rentable square feet for an aggregate purchase price of approximately $1.027 billion. Management believes that there are several factors that favor its acquisition policy:

o Fragmented Industry Ownership - The Company believes that there are approximately 26,000 self-storage facilities in the United States with approximately 1,015 million net rentable square feet. According to the Self-Storage Almanac 1997-1998 edition, the 10 largest operators of self-storage facilities managed approximately 3,200 facilities or 16% of the total square feet available. Management believes this fragmented ownership offers opportunities for acquisitions, including opportunities resulting from the necessity of sale by some smaller operators who cannot obtain refinancing, the desire of some smaller operators to sell their facilities to obtain retirement funds or to seek alternative investments, and the inability of other smaller operators to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company.

o Operating Efficiencies - After a facility is acquired, the Company implements Storage USA operating methods, allowing it to increase rates and trim excess expenses. Typically the Company acquires facilities at a minimum capitalization rate ("Cap Rate") (calculated by dividing NOI by the total acquisition cost of the facility) of 10, and the performance gained through the Company's operating methods improves that Cap Rate approximately 75 basis points during the first year following acquisition. After a year of operation, the acquired facilities fall under the internal growth strategy and will be managed accordingly to provide optimal long-term growth. As an example, the 96 facilities owned by the Company at December 31, 1994, generated returns of 12.3% in 1995, 13.1% in 1996, and 13.6% in 1997.

o Demand for Tax Deferral - In several of its acquisitions, the Company has financed a portion of the purchase price through the issuance of units of limited partnership interest in the Partnership, permitting the sellers to at least partially defer taxation of capital gains. The Company believes that its ability to offer Units as a form of consideration is a key element in its ability to successfully negotiate with sellers of self-storage facilities. Since the IPO, the Company has issued 2.7 million Units valued at $92 million in consideration for the acquisition of self-storage facilities.

                  Development

The third point of focus in the Company's growth strategy has been implemented to provide long-term gains that could exceed returns achieved by acquired facilities. By developing properties, the Company is able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may provide long-term returns in excess of those available in typical suburban markets. Management believes that several factors favor its facilities development strategy:

o In-House Development Expertise - The Company has recently taken advantage of its inhouse development capability to selectively develop new facilities in areas where suitable acquisitions may not be available. The development activities consist primarily of additions to existing facilities and construction of new facilities. During the year, the Company placed in service five development properties at a cost of $16.5 million, adding 332 thousand square feet and expanded the available square feet at eight facilities, adding 132 thousand square feet for a cost of $6.1 million. At December 31, 1997, the Company had incurred $31.3 million of development in process and the Company had plans to develop 21 new facilities. Expansions are planned for 18 existing facilities. These 39 new construction projects and expansions are underway with total estimated costs of $ 99.0 million. These 39 projects have expected completion dates ranging from the first quarter of 1998 through the second quarter of 1999. These developments are currently underway in the following markets: Baltimore, Maryland/Washington, D.C., Memphis, Tennessee, Northern California, Massachusetts and Central Florida.

o Access to Development Capital - The Company has a proven ability to access various forms of capital that differentiates it from most of its competitors, particularly since capital for the construction of new self-storage facilities (traditionally funded by savings and loan associations) has been less available in recent years.

o Potentially Higher Development Returns - Development properties provide the potential for long-term returns greater than those that can typically be achieved by acquired facilities. However losses during the lease-up period on these properties will reduce the Company's earnings. In addition, local regulations may present barriers to new development. As with all real property, storage facilities must conform to local zoning ordinances. Typically, self-storage facilities are not a permitted use within the commercial and retail zones desired by the Company for development of a new facility. Therefore, the Company must generally obtain a special use permit or zoning variance to undertake the development of a new facility. During 1997, the development properties placed in service in 1997 reduced Funds from Operations ("FFO") by $(367) thousand, or $(0.014) per share. The Company is increasing its development spending and is planning to invest up to $80 million in development in 1998. The level of development is monitored closely by management to ensure that dilution of FFO caused by development properties in lease-up does not materially affect FFO growth. In addition to risks associated with owning and operating established facilities, development involves additional risks relating to delays in construction and lease-up and less-favorable-than-anticipated rental rates, all of which could reduce the Company's return.

                  Franchising

Storage USA Franchise Corp. ("Franchise") was established in 1996. The Company owns a 97.5% ecenomic interest in Franchise and 100% of its Class B non-voting common stock. The investment was intended to enhance the Company's short- and long-term income streams and to provide a pipeline of acquisitions designed and constructed to Storage USA's standards. Franchise offers a turnkey package including access to capital, analysis of potential markets and sites, facility design, general contractor work and facility management. As of December 31, 1997, Franchise has seven facilities open and operating, 43 under development and 23 in due diligence. Of the total 73 facilities, approximately 43 are joint venture properties that would include earnings participation by Franchise (this figure is subject to change, as Franchisees in the due diligence stage have not definitively chosen which arrangement they will use). The franchised facilities in total represent approximately $250 million in potential future acquisitions.

The Company believes that its investment in Franchise will contribute to its goal of enhancing shareholder return by providing an acquisition pool of facilities designed and developed to Company specifications utilizing franchisees' equity capital.

Capital Strategy

The Company intends to maintain a conservative capital structure designed to enhance access to capital and to facilitate earnings growth. The Company expects to finance long-term capital needs through the issuance of equity in the GP (common and preferred) and debt securities. Since the IPO, the GP has issued $371 million of its Common Stock in four public offerings and $284 million of its Common Stock in a series of direct placements with Security Capital U.S. Realty ("USRealty"), an affiliate of Security Capital Group. Since October 1996, the Partnership has issued to the public $400 million of its unsecured Senior Notes. These notes have been issued at interest rates ranging from 7.125% to 8.2% and maturities ranging from 2003-2027. In addition, since the IPO, the Partnership has issued 2.7 million Units valued at $92 million in consideration for the acquisition of self-storage facilities.

Short-term capital needs, including acquisition funding pending the issuance of additional securities, are met through the Company's revolving lines of credit. The Company has available $190.0 million in two unsecured revolving lines of credit with a group of commercial banks, under which it had borrowed $31.8 million as of December 31, 1997. At December 31, 1997, the Company also had mortgage loans outstanding of $42.8 million that were collateralized by 19 properties. The policy of the Company, which is subject to change at the discretion of the GP's Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or that amount that will sustain a minimum debt service coverage ratio of 3:1. As of December 31, 1997, the total indebtedness of the Company is 36.4% of total assets at cost and its debt service coverage ratio for the year ended December 31, 1997, is 4.6:1. The Company believes that this policy, the Company's success in raising equity and, through the Partnership, debt capital, its preference for unsecured debt and its ability to purchase self-storage facilities in exchange for Units all demonstrate the commitment of the Company to maintain a conservative but flexible capital structure that should permit continued access to the capital markets on favorable terms.

Strategic Alliance with Security Capital U.S. Realty

In March 1996, the GP entered into a Strategic Alliance Agreement with USRealty. The Strategic Alliance Agreement, among other things, permits USRealty to purchase up to 42.5% of the GP's Common Stock and to participate in certain offerings of the GP's equity securities. At December 31, 1997, USRealty owned 38.3% of the GP's common stock.

The Company believes that the alliance with USRealty has provided it with access to significant additional financial and strategic resources not otherwise readily available to it, thereby enhancing its short-term and long-term growth prospects and better positioning it to capitalize on opportunities as the REIT industry matures. The Company also expects that it will benefit significantly from its affiliation with USRealty and access to USRealty's market knowledge, operating experience and research capabilities.

Pursuant to the Strategic Alliance Agreement, and until the first to occur of
(A) the expiration of the five-year period following shareholder approval of the Strategic Alliance (the "Standstill Period") and any extension thereof, and (B) the first date following the consummation of the second funding in connection with the Strategic Alliance on which US Realty's ownership of GP Common Stock drops below 20% of the outstanding shares of GP Common Stock for a continuous period of 180 days (a "20% Termination Date"), the GP may not (a) incur total indebtedness in an amount exceeding 60% of the value of the GP's total assets (which is deemed to be equal to the market value of the GP's outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)), (b) cause or permit the sum of (i) securities of any other person, (ii) assets held other than directly by the Company, (iii) loans made by the GP to the Partnership or any other Subsidiary, or the reverse, (iv) assets managed by persons other than employees of the Company, to, at any time, exceed 10%, at cost, of the consolidated assets owned by both the GP and the Partnership, (c) own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of the Company's real estate assets at cost, (d) terminate its eligibility for treatment as a REIT for federal income tax purposes, or (e) except as permitted or required by agreements existing as of March 1, 1996, (i) own any interest in any partnership unless the GP is the sole managing general partner of such partnership or (ii) permit the Partnership to issue Units, or securities convertible or exercisable for Units, if such issuance would cause the GP to own less than 90% of the Units on a fully diluted basis (collectively, the "Corporate Action Covenants"). The Company has certain specified rights to cure certain failures to comply with the Corporate Action Covenants.

In addition, the Company is subject to certain limitations pursuant to the Strategic Alliance that continue until USRealty's ownership of GP Common Stock shall have been below 20% by value of the actually outstanding shares of GP Common Stock for a continuous period of 180 days (subject to certain conditions). Generally, these limitations restrict the amount of assets that the Company may own indirectly through other entities and the manner in which the Company conducts its business. USRealty requested these conditions because of its belief that REITs with direct and extensive control over the operation of all of their assets operate more effectively and in order to permit USRealty to comply with certain requirements of the Code and other countries' tax laws applicable to foreign investors. The Company, during the same period, has agreed not to take actions in the future that would result in more than 10% of its gross income, or more than 10% of the Company's assets by value (subject to certain adjustments), being attributable to properties that are indirectly owned and are not managed by employees of the Company USRealty has agreed to waive these requirements in certain specific instances where indirect ownership facilitates the Company's acquisition of certain facilities.

The Company believes that these limitations are generally consistent with its operating strategies and does not believe that they will materially restrict its operations or have a material adverse effect on its financial condition or results of operations, though there can be no assurance that they will not do so in the future.

Competition

Competition exists in all of the market areas in which the facilities are located. The Company principally faces competitors who seek to attract tenants primarily on the basis of lower prices. However, the Company usually does not seek to be the lowest price competitor. Rather, based on the quality of its facilities and its customer service-oriented managers and amenities, the Company's strategy is to lead particular markets in terms of prices.

The pool of self-storage users has increased in recent years due to greater consumer awareness, cost reduction programs by businesses, increased mobility in the general population and an increasing mix of products and services offered by self-storage facilities. Although circumstances vary among markets, the Company believes that current demand for self-storage facilities is strong when compared to the available supply of self-storage space. At the same time, the Company believes that few operators of self-storage facilities are currently constructing additional facilities or have access to the capital and the development and construction expertise necessary to do so. Therefore, the Company believes that the supply of self-storage facilities will remain relatively limited for some time, and that the industry generally will continue to experience strong occupancy and increasing rental rates. The Company believes that its access to capital markets as a public company, the systems and methods it has developed and the skilled personnel it has gathered and trained for acquiring and managing self-storage facilities with potential for increased occupancy and rental rates, and its expertise in facility development and construction place the Company in a position to capitalize on these market conditions for the benefit of its unitholders.

The Company is the second largest self-storage operator in the United States, with 26.9 million square feet in 377 owned and 39 managed (including 9 franchises) facilities as of March 12, 1998. In addition to the Company, there are four other publicly traded self-storage REITs and numerous private and regional operators. These other entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the geographic proximity of its investments and the payment of higher facility acquisition prices. This competition may reduce the number of suitable acquisition opportunities offered to the Company and increase the price required to be able to consummate the acquisition of particular facilities. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives could increase. Nevertheless, the Company believes that the operations, development and financial experience of its executive officers and directors and its customer-oriented approach to management of self-storage facilities should enable the Company to compete effectively.

Employees

All persons referred to herein as employees of the Company are employees of the Partnership or its subsidiaries. As of December 31, 1997, the Company employed approximately 1,400 employees, of whom approximately 333 were employed part-time (fewer than 30 hours per week) on a regular basis. None of the Company's employees are covered by a collective bargaining agreement.

Qualification as a Real Estate Investment Trust

The GP operates so as to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT which complies with the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal tax on its distributed income. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the GP's control may affect its ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect with respect to the qualifications as a REIT or the federal income tax consequences of such qualification. If the GP were to fail to qualify as a REIT in any taxable year, the GP would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the GP currently intends to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

Environmental Matters

The Company has obtained Phase 1 environmental audits on all of its facilities from various outside environmental engineering firms. The purpose of the Phase 1 audits is to identify potential sources of contamination at these facilities and to access the status of environmental regulatory compliance. The Phase 1 audits include historical reviews of the facilities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks, and the preparation and issuance of a written report. A Phase 1 audit does not include invasive procedures, such as soil sampling or ground water analysis. In certain instances the Company has obtained Phase 2 environmental audits or procedures in order to determine (using invasive testing) whether potential sources of contamination indicated in Phase 1 audits actually exist. While some of the facilities have in the past been the subject of environmental remediation or underground storage tank removal, the Company is not aware of any contamination of facilities requiring remediation under current law. The Company will not take ownership of any acquisition facility prior to completing a satisfactory environmental review and inspection procedure. No assurance can be given that the Phase 1 and 2 audits identified or will identify all significant environmental problems or that no additional environmental liabilities exist.

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

The environmental audit reports have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not or will not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the facilities will not be affected by the condition of the properties in the vicinity of the facilities (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership or the Company or, (iii) tenants will not violate their leases by introducing hazardous or toxic substances into the Company's facilities. The Company may be potentially liable as owner of the facility for hazardous materials stored in units in violation of a tenant's lease, although to date the Company has not incurred any such liability.

The Company believes that the facilities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its present or former properties.

Policies and Objectives with Respect to Certain Activities

The following is a discussion of the Company's policies with respect to investment and financing activities. The policies with respect to these activities have been determined by the Board of Directors of the GP and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders of the GP. See also "Limitations on Corporate Actions Pursuant to Strategic Alliance Agreement" above.

         Financing Policies

The Company may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of facilities, growth and acquisition opportunities and other factors. The Charter and Bylaws of the GP do not limit the amount or percentage of indebtedness, funded or otherwise, the Company might incur. The Board of Directors of the GP has adopted a policy limiting the Company's indebtedness to the lesser of 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ratio of 3:1. However, the Board of Directors can, without shareholder approval, amend or modify its current policy on borrowing. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt. In the event management deems it appropriate, the Company will enter into arrangements with a creditworthy financial institution for the purpose of limiting the maximum interest expense to which the Company would be subjected in the event interest rates rise. The Company is also subject to certain limitations with respect to the incurrence of indebtedness under the Strategic Alliance Agreement, as described above.

Borrowings may be incurred through the Partnership or the GP. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness incurred by the Partnership may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnership. Such indebtedness may be recourse to all or any part of the assets of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, working capital, for refinancing existing indebtedness or for financing acquisitions or expansions of facilities.

         Investment Policies

The Company's investment objectives are to acquire or develop income-producing self-storage facilities with property level cash flow growth potential. While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests, including securities of other REITs. The Company does not currently invest in securities of other REITs and has no present intention of doing so. The Company may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. Specifically, the Company may make participating and non-participating loans collateralized by self-storage facilities owned by third parties.

Forward-Looking Statements and Risk Factors

All statements contained in this Annual Report that are not historical facts, including, but not limited to, statements regarding: the Company's anticipated future development and acquisition activity; the impact of anticipated rental rate increases on the Company's revenue growth; the Company's 1998 budgeted revenues, expenses and returns; future capital requirements; the Company's business strategies; and managements' evaluation of industry and competitive conditions, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in the markets in which the Company operates negatively impacting the financial resources of the Company's clients; certain of the Company's competitors, including some with substantially greater financial resources than the Company, reducing the number of suitable acquisition opportunities offered to the Company and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in Company markets resulting in over-supply and lower rental or occupancy rates; the unavailability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and other risk factors described elsewhere in this Annual Report. Any such forward-looking statements speak only as of the date made and the Company cautions readers not to place undue reliance on them.

The Company's business is subject to the following particular risks and may be subject to other risks as yet unidentified by management:

         Acquisition and Development Risks

Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the prices paid for acquired facilities and the costs of any improvements required to bring an acquired facility up to standards established for the market position intended for that facility will prove inaccurate, as well as general investment risks associated with any new real estate investment. There can be no assurance that acquisition targets meeting the Company's guidelines for quality and yield will continue to be available in the number experienced in prior periods and that the Company will be able to purchase such facilities in volumes adequate to meet its goals.

The self-storage development business involves significant risks in addition to those involved in the ownership and operation of established self-storage facilities, including unfavorable financing terms, timing delays in construction and lease-up, unavailable permanent financing and less-favorable than anticipated lease terms. Consequently, there can be no assurance that the Company will realize its development goals or that newly developed facilities will perform as well as other facilities developed by the Company or realize their budgeted returns.

         Debt Financing Reduces Cash Flow and Increases Risk of Default

General Risks. The Company finances certain of its acquisitions and development with unsecured debt and, in some cases, mortgage debt. As a result of the Company's use of debt in its capital structure, the Company is subject to the risks normally associated with debt financing. The required payments on indebtedness are not reduced if the economic performance of the Company or any property declines. If such decline occurs, the Company's ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the property could be transferred to the mortgagee with a consequent loss of revenue and asset value to the Company. Likewise if increased debt payment requirements utilize funds that would otherwise have been distributed in order to meet the 95% REIT distribution test, the GP may lose its REIT status.

In order to maintain its qualification as a REIT, the GP must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). Under certain circumstances, the GP may be required to make distributions in excess of cash available for distribution to shareholders in order to meet such distribution requirements. In such event, the GP would seek to borrow the amount of the deficiency or sell assets to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

No Limitation on Debt. The Board of Directors has adopted a policy limiting the Company's total indebtedness to the greater of not more than 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ration of 3:1. However, the Board of Directors of the GP, without shareholder approval, may amend or modify its current policy on borrowing. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's funds from operations, cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt.

Effect of Market Interest Rates on Price of Common Stock. One of the factors that influences the price of the Common Stock in public trading markets is the annual yield from distributions by the GP on the price paid for Common
Stock as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the market price of the Common Stock.

Changes in Policies

The major policies of the Company, including its policies with respect to acquisitions, development, financing, growth, operations, debt limitation and distributions, are determined by its Board of Directors. The Board of Directors may amend or revise these and other policies from time to time without a vote of the shareholders of the Company.

         Tax Risks

Tax Liabilities as a Consequence of the Failure to Qualify as a REIT. The GP intends to operate so as to qualify as a REIT for federal income tax purposes. However, no assurance can be given that the GP will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the GP's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not have a substantial adverse effect with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

If the GP were to fail to qualify as a REIT in any taxable year, the GP would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Moreover, if the GP were to fail to qualify as a REIT, it would no longer be subject to the distribution requirements of the Code and, to the extent that distributions to stockholders had been made in anticipation of the GP's qualification, the Company might be required to borrow funds or to liquidate assets to pay applicable corporate tax. Although the GP currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

On February 2, 1998, the Clinton Administration released a summary of its proposed budget plan, which contained provisions that, if enacted, would affect REITs, including the GP (the "REIT Proposals"). One such provision would prohibit REITs from owning more than ten percent of the value of all classes of stock of a third-party service subsidiary corporation that generates nonqualifying income under the 95 percent gross income test. Because the Company owns more than 10% of the value of Franchise, the REIT Proposals could adversely affect the manner in which the Company structures its ownership of Franchise and the magnitude of the franchising and management activities conducted by the Company in the future. It is important to note that the REIT Proposals are only precursors to the first stage in a lengthy legislative process that may or may not culminate in the passage of legislation affecting REITs. Therefore, the Company is unable to determine whether the REIT Proposals will be enacted into legislation and, if enacted, the impact any final legislation may have on the Company.

Adverse Effects of REIT Minimum Distribution Requirements. In order to qualify as a REIT, the GP generally will be required each year to distribute to its shareholders at least 95% of its net taxable income (excluding any net capital gain). In addition, the GP will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years.

The GP intends to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The GP's income and cash flow consists primarily of its share of those items from the Partnership. Differences in timing between taxable income and cash available for distribution could require the GP, by itself or through the Partnership, to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, nontaxable return of capital, or a combination thereof. The Company will provide its shareholders with an annual statement as to the taxability of distributions.

Distributions by the Partnership are determined by the GP's Board of Directors and will be dependent on a number of factors, including the amount of the Partnership's cash available for distribution, the Partnership's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute such funds, the Partnership's capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

         Self-Storage Industry Risks

Operating Risks. The Company's facilities are subject to all operating risks common to the self-storage facility industry. These include the risks normally associated with lack of demand for rental spaces in a locale, changes in supply of or demand for similar or competing facilities in an area and changes in market rental rates.

Competition. The Company's facilities compete with other self-storage properties in their geographic markets. Most of the Company's competitors seek to compete by offering storage space at lower prices than the Company. However, instead of emphasizing lower prices, the Company seeks to emphasize its facilities' convenience and customer-oriented management and amenities to attract quality tenants.

The Company competes in operations and for investment opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. See "Business-Competition" above.

         Real Estate Investment Risks

General Risks. The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments and the Company's income and ability to make distributions to its shareholders is dependent upon the Company's ability to operate the facilities in a manner sufficient to maintain or increase cash provided by operations. Income from the facilities may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other self-storage properties, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future legislation and regulatory compliance, including the costs of compliance with environmental, zoning and land use and fire and safety regulations as well as building codes and other laws, rules and regulations affecting the Company's facilities, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, and other factors which are beyond the control of the Company.

Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of the Company's investment.

Uninsured and Underinsured Losses Could Result in Loss of Value of Facilities. The Company maintains comprehensive insurance on each of its facilities, including liability, fire and extended coverage. Management believes this coverage is of the type and amount customarily obtained for or by an owner on real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which the Company's facilities are at risk in their particular locales. The Company's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on the Company's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to such property.

Possible Liability Relating to Environmental Matters. The Company may be subject to liability under various environmental laws as an owner or operator of real estate. See "Business - Operating Practices - Environmental Matters."

         Anti-Takeover Measures

The GP's Charter and By-laws and Tennessee law include a number of provisions that could have the effect of discouraging a takeover or other transaction in which shareholders of the GP might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interest, including: (i) a prohibition on direct or constructive ownership of more than 9.8% of the outstanding shares of Common Stock by any person (except USRealty, which may acquire up to 42.5% of the GP's Common Stock); (ii) the capacity to issue "blank check" preferred stock with terms and preferences established by the Board of Directors; and (iii) the Tennessee Investor Protection Act, Business Combination Act and Greenmail Act, which impose certain restrictions and require certain procedures with respect to certain takeover offers and business combinations.

Item 2.    Properties

The following are definitions of terms used throughout this discussion in analyzing the Company's business. "Physical occupancy" is the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. "Economic occupancy" is determined by dividing the expected income by the gross potential income. "Gross potential income" is the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. "Expected income" is the sum of the monthly rent being charged for the rented units at a facility as of the date computed. "Rent per square foot" is the annualized result of dividing gross potential income on the date computed by total net rentable square feet.

Self-Storage Facilities

The Company's self-storage facilities offer customers fully-enclosed units, which are for their exclusive use and to which they control access by furnishing their own locks. The average size of a Company-owned facility is 65,000 square feet and contains an average of 620 units. At December 31, 1997, the average rent per square foot for the Company-owned facilities was $9.90. The average direct expense per square foot for Company owned facilities is $2.39. Based on surveys performed by the Company in the third quarter of 1997, the Company's client base is 63% residential and 37% commercial. The average length of stay of a commercial tenant is 26.4 months and for a residential tenant is 8.2 months. At December 31, 1997, the average occupancy of the 360 facilities owned by the Company was 84% physical and 76% economic.

The Company's self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. They are generally protected by computer-controlled access gates, door alarm systems and video cameras. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. The Company's facilities are designed to be aesthetically pleasing, are kept clean and in good repair by friendly, trained managers, and are open for service during hours and on days convenient to tenants and prospective tenants. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved secure storage areas for recreational vehicles, boat and commercial vehicles. All facilities offer reception of deliveries for commercial customers. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of the Company's tenants are individuals, ranging from high-income homeowners to college students, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500 to 600 tenants, with no single tenant occupying more than one to two percent of the net rentable square feet of a facility.

Capital Expenditures and Maintenance

Due to the type of simple structures and durable materials used for the facilities, property maintenance is minimal as compared to other types of real estate investments. The majority of the Company's facilities are one story, with either tilt-up concrete or masonry load-bearing walls, easily moved steel interior walls, and metal roofs. Typical capital expenditures include replacing asphalt roofs, gates, air conditioning equipment and elevators (as contrasted with expense items such as repairing asphalt, repairing a door, pointing up masonry walls, painting trim and facades, repairing a fence, maintaining landscaping, and repairing damage caused by tenant vehicles). Maintenance within a storage unit between leasing typically consists of sweeping out the unit and changing a light bulb. Maintenance is the responsibility of the facility manager who resides in the apartment located at most of the facilities.

Markets


                        Number of       Available           Available          Physical             Rent Per            Economic
 State                  Properties          Units         Square Feet         Occupancy          Square Foot           Occupancy
----------------------------------------------------------------------------------------------------------------------------------


 Alabama                   2                 874             110,612             88.2%            $   8.04                81.1%
 Arizona                  19              11,264           1,100,276             80.7%            $   8.66                75.5%
 California               78              57,749           5,777,482             87.4%            $  10.42                76.5%
 Colorado                  2               1,382             158,055             79.5%            $   8.65                76.5%
 Connecticut               7               4,591             530,659             88.6%            $  11.11                82.2%
 District of Columbia      1               1,402             107,405             82.6%            $  16.28                80.6%
 Delaware                  1                 624              71,720             86.8%            $  11.88                79.0%
 Florida                  29              24,181           2,257,911             80.8%            $  11.78                74.5%
 Georgia                   6               3,660             418,817             75.0%            $   8.64                67.0%
 Illinois                  1                 625              76,191             67.5%            $   9.52                54.4%
 Indiana                  22               8,916           1,010,984             79.4%            $   6.75                72.0%
 Kansas                    4               1,685             200,805             85.8%            $   8.60                81.6%
 Kentucky                  6               2,522             279,755             77.9%            $   7.04                69.1%
 Massachusetts            12               5,796             693,430             88.8%            $   9.98                80.2%
 Maryland                 12               8,892             857,660             89.0%            $  14.17                82.1%
 Michigan                  7               4,140             442,577             87.5%            $   9.30                76.4%
 Missouri                  2                 955             104,870             92.2%            $   7.40                93.1%
 North Carolina            6               3,671             400,769             78.6%            $   7.05                73.3%
 New Jersey               15               9,566           1,021,474             86.7%            $  13.98                81.1%
 New Mexico               10               5,066             501,437             71.4%            $   8.38                62.9%
 Nevada                    8               4,578             540,630             83.1%            $   8.57                75.4%
 New York                  6               3,466             316,911             86.3%            $  10.81                81.3%
 Ohio                     20               8,712           1,172,659             78.3%            $   6.94                69.0%
 Oklahoma                 16               7,962             949,434             84.0%            $   5.94                78.0%
 Oregon                    3               2,172             205,235             83.1%            $  11.07                74.5%
 Pennsylvania              8               5,077             506,800             87.0%            $  11.64                79.0%
 Tennessee                26              13,792           1,589,601             80.4%            $   8.91                71.6%
 Texas                    15              10,283           1,138,376             84.8%            $   8.13                77.4%
 Utah                      3               1,576             196,635             81.2%            $   7.27                75.2%
 Virginia                 12               7,734             723,085             85.1%            $  13.91                78.3%
 Washington                1                 582              62,550             89.0%            $   8.01                80.0%
                         -------------------------------------------------------------------------------------------------------
 Grand Total             360             223,495          23,524,805             83.8%            $   9.90                76.2%
                         =======================================================================================================

Item 3.    Legal Proceedings.

The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District Of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company filed its initial response in the case, believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if durirng any period the potential contingency should become probable, the results of operations in that period could be materially affected.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the GP's shareholders during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

No established public trading market exists for the Units. At March 27 1998, there were 73 limited partners and 2,864,649 Units outstanding held by such limited partners. During 1997, the Partnership made the following quarterly cash distributions per Unit: $0.60 in the First Quarter; $ 0.60 in the Second Quarter; $ 0.60 in the Third Quarter; and $ 0.60 in the Fourth Quarter.

         The table below sets forth all issuances of Units made by the Partnership to persons other than the Company during the year ended December 31, 1997. All Units were issued in exchange for interests in self-storage facilities acquired by the Partnership. The price per Unit is determined by the closing price of a share of the GP's Common Stock on the date of issuance as quoted on the New York Stock Exchange. The offerings were exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (investor are required to establish their status as accredited investors pursuant to an investor questionnaire):

                                                    Price
         Date               Units Issued            Per Unit
         ----               ------------            --------
         05/15/97             47,470                $37.00
         05/30/97            497,774                 36.725
         07/17/97              8,583                 32.45
         07/21/97            253,418                 38.685
         08/08/97             25,213                 41.1125
         11/06/97            125,135                 38.2875


         The Units may be redeemed for cash, or at the GP's option, Common Stock commencing one year after the issuance of the Units, as described in the Company's partnership agreement.

Item 6.   Selected Financial Data.

Pages are attached hereto as Exhibit 99.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pages are attached hereto as Exhibit 99.

Item 8.   Financial Statements and Supplementary Data.

Pages are attached hereto as Exhibit 99.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant:
             at March 25, 1998


The information required hereunder is incorporated herein by reference from the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the GP's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

The following information relates to executive officers of the GP who are not also directors:

         Dennis A. Reeve has been Chief Financial Officer of the GP since June 1, 1997. Mr. Reeve was a Director of the GP from April 13, 1994 until his appointment as Chief Financial Officer. From 1994 until June 1, 1997, Mr. Reeve was President of Sparks Capital Corporation, a NASD general securities broker/dealer. In 1992 and 1993 Mr. Reeve worked as a private consultant.

         Douglas Chamberlain has been Executive Vice President, Development of the GP since March 1994 and President and Chief Operating Officer of
Storage USA Construction Corp. since March 1989. Mr. Chamberlain holds a Masters degree in Structural Engineering from the University of Maryland.

         Karl Haas has been  Executive Vice  President,  Management of the
GP since March 1994. He was Executive Vice President of Storage USA
Management Corp. from October 1988 until November 1991, when he became its President and Chief Operating Officer. Mr. Haas received his Bachelor of Science degree in Accounting from the University of Maryland, is a Certified Public Accountant and worked for the accounting firm of Arthur Young & Co. for ten years.

         Morris J. Kriger has been Executive Vice President of the GP since March of 1996, and is responsible for Acquisitions. Mr. Kriger holds a Bachelors Degree in Industrial Management from MIT and received his Juris Doctorate from Harvard Law School. Mr. Kriger has more than 30 years experience in practical real estate law and lending law, representing developers and lenders in a variety of real estate types throughout the United States. Mr. Kriger has also served as General Counsel to two prestigious real estate companies.

         Christopher Marr became Senior Vice President, Finance and Accounting of the GP on July 1, 1997. Prior to that, Mr. Marr was Vice President,
Financial Reporting and Controller of the GP from August 1, 1994. From 1986 to July 1994, Mr. Marr worked for the accounting firm of Coopers & Lybrand, from 1992 through 1994 as a senior manager. Mr. Marr holds a Bachelor of Arts degree in Accounting from Loyola College, Baltimore, Maryland, and is a Certified Public Accountant.

         Richard B. Stern has been Senior Vice President, Development since July of 1996. Prior to joining the GP, Mr. Stern held Senior Executive positions with Kemper Corporation, Baird & Warner and Balcor. Mr. Stern holds a B.A. in Urban Planning from the University if Illinois and an M.A. in Geography from Northeastern Illinois University.

         Buck Brown has been Senior Vice President, Human Resources since February of 1998. Prior to joining the GP, Mr. Brown held various positions at AutoZone, Inc., most recently Vice President of Human Resources.

Item 11.     Executive Compensation.

Incorporated herein by reference from the caption "Election of Directors - Executive Compensation" in the GP's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the caption "Election of Directors - Beneficial Ownership of Company Common Stock" in the GP's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions.

Incorporated herein by reference from the caption "Election of Directors - Certain Transactions" in the GP's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) The following documents are filed as a part of this report and are hereby incorporated by reference attached hereto as Exhibit 13:


1.   Financial Statements:
     Report of Coopers & Lybrand L.L.P.

     Balance sheets as of December 31, 1997 and 1996

     Statements of operations for the years ended December 31, 1997, 1996 and 1995

     Statements of cash flows for the years ended December 31, 1997, 1996 and 1995

     Statements of shareholders' equity for the years ended December 31, 1997, 1996 and 1995

     Notes to consolidated financial statements

     Supplementary information on quarterly financial data (unaudited) Selected Financial Data

     Schedule III, Real Estate and Accumulated Depreciation as of December 31, 1997

     Report of Independent Accountants




         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)     Reports on Form 8-K

         On October 8 1997, the Company filed an amendment to its Current Report on Form 8-K, filed September 17, 1997. The amendment included the following historical and pro forma financial statements with respect to the 9 self-storage facilities referred to in the filing.

           Financial Statements Applicable to Real Estate Properties Acquired:

           o          Report of Independent Accountants
           o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 (Audited), and for the six months ended June 30, 1997 (Unaudited).
           o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses

           Pro Forma Financial Information:

           o Unaudited Pro-Forma Combined Condensed Balance Sheet as of June 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operation for the six months ended June 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1996.
           o          Notes to Unaudited Pro-Forma Combined Condensed Financial
                      Statements.

         On November 21, 1997, the Company filed its current report on Form 8-K. The filing included certain information with respect to the 37 self-storage facilities referred to in the filing.

         On November 25, 1997, the Company filed an amendment to its Current Report on Form 8-K, filed on November 21, 1997. The amendment included the following historical and pro forma financial statements with respect to the 37 self-storage facilities referred to in the filing.

           Financial Statements Applicable to Real Estate Properties Acquired:

           o          Report of Independent Accountants
           o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 (Audited), and for the nine months ended September 30, 1997 (Unaudited).
           o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses

           Pro Forma Financial Information:

           o Unaudited Pro-Forma Combined Condensed Balance Sheet as of September 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operation for the nine months ended September 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1996.
           o          Notes to Unaudited Pro-Forma Combined Condensed Financial
                      Statements.


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

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.

         10.25 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to the Company's current Report on Form 8-K, filed on January 20, 1998, and incorporated by reference herein.

          21     Subsidiaries of Registrant.

          23.1   Consent of Coopers & Lybrand L.L.P.

          27.1   Financial Data Schedule - 1997

          27.2   Financial Data Schedule - 1997 (First three quarters)

          27.3   Financial Data Schedule - 1996

          27.4   Financial Data Schedule - 1995

          99 Managements Discussion and Analysis of Financial Condition and Results of Operations; Selected Financial Data; and Financial Statements of the Partnership, including footnotes, for the fiscal year ended December 31, 1997.


* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.

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

                                SUSA PARTNERSHIP, L.P.
                                by STORAGE USA, Inc.,
                                General Partner


                                By:  /s/ Dennis A. Reeve
                                     -------------------
                                     Dennis A. Reeve
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                          Signature                                  Title                                            Date
                          ---------                                  -----                                            ----
                      /s/ DEAN JERNIGAN                       Chairman of the Board of Directors                 March 27, 1998
                 ----------------------------                 Chief Executive Officer & President (Principal
                          Dean Jernigan                       Executive Officer)

                      /s/ CHRISTOPHER P. MARR                 (Principal Accounting Officer)                     March 27, 1998
                 ----------------------------
                          Christopher P. Marr

                      /s/ HOWARD P. COLHOUN                   Director                                           March 27, 1998
                 ----------------------------
                          Howard P. Colhoun

                      /s/ C. RONALD BLANKENSHIP               Director                                           March 27, 1998
                 ----------------------------
                          C. Ronald Blankenship

                      /s/ HARRY J. THIE                       Director                                           March 27, 1998
                 ----------------------------
                          Harry J. Thie

                      /s/ MARK JORGENSEN                      Director                                           March 27, 1998
                 ----------------------------
                          Mark Jorgensen

                      /s/ JOHN P. MCCANN                      Director                                           March 27, 1998
                 ----------------------------
                          John P. McCann

                      /s/ WILLIAM D. SANDERS                  Director                                           March 27, 1998
                 ----------------------------
                          William D. Sanders

                      /s/ CAROLINE S. MCBRIDE                 Director                                           March 27, 1998
                 ----------------------------
                          Caroline S. McBride

                      /s/ ALAN B. GRAF, JR.                   Director                                           March 27, 1998
                 ----------------------------
                          Alan B. Graf, Jr.


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

         10.24+ First  Amendment to the  Adoption  Agreement  for the  Company's
                401(k) Plan.

         10.25 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to the Company's current Report on Form 8-K, filed on January 20, 1998, and incorporated by reference herein.

         21     Subsidiaries of Registrant.

         23.1   Consent of Coopers & Lybrand L.L.P.

         27.1   Financial Data Schedule - 1997

         27.2   Financial Data Schedule - 1997 (First three quarters)

         27.3   Financial Data Schedule - 1996

         27.4   Financial Data Schedule - 1995

         99 Managements Discussion and Analysis of Financial Condition and Results of Operations; Selected Financial Data; and Financial Statements of the Partnership, including footnotes, for the fiscal year ended December 31, 1997.


* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.