Form 10-Q
period 1998-03-31
SUSA PARTNERSHIP LP
filed 1998-05-15
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 1998
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

                   165 Madison Avenue, Suite 1300, Memphis, TN
                    (Address of principal executive offices)

                                      38103
                                   (Zip Codes)

Registrant's telephone number, including area code: (901) 252-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) NO


                                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                              SUSA Partnership, LP
                                      Consolidated Statements of Operations
                                                   (unaudited)
                                  (amounts in thousands, except per unit data)

                                                                     Three months ended        Three months ended
                                                                         March 31, 1998            March 31, 1997
                                                                ------------------------   -----------------------

Property Revenues:
Rental income                                                                   $47,270                   $33,476
Other income                                                                      1,048                       441
                                                                ------------------------   -----------------------

Total property revenues                                                          48,318                    33,917
                                                                ------------------------   -----------------------

Property Expenses:
Cost of property operations & maintenance                                        12,128                     8,422
Taxes                                                                             3,943                     2,972
General & administrative                                                          1,876                     1,267
Depreciation & amortization                                                       6,568                     4,174
                                                                ------------------------   -----------------------

Total property expenses                                                          24,515                    16,835
                                                                ------------------------   -----------------------

Income from property operations                                                  23,803                    17,082

Other income (expense):
Interest expense                                                                 (9,265)                   (3,269)
Interest income                                                                   1,240                       237
                                                                ------------------------   -----------------------

Income before minority interest                                                  15,778                    14,050

Minority interest                                                                   146                       (37)
                                                                ------------------------   -----------------------

Net income                                                                      $15,924                   $14,013
                                                                ------------------------   -----------------------

Basic net income per unit                                                         $0.52                     $0.52
                                                                ------------------------   -----------------------

Diluted net income per unit                                                       $0.52                     $0.52
                                                                ------------------------   -----------------------

Basic weighted average units outstanding                                         30,530                    26,939
                                                                ------------------------   -----------------------

Diluted weighted average units outstanding                                       30,723                    27,170
                                                                ------------------------   -----------------------

                                 See Notes to Consolidated Financial Statements




                                           SUSA Partnership, LP
                                       Consolidated Balance Sheets
                                 (amounts in thousands, except unit data)

                                                                           as of                     as of
                                                                  March 31, 1998         December 31, 1997
                                                          -----------------------    ----------------------
                                                                     (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                    $364,328                  $339,939
Buildings and equipment                                                  980,622                   902,925
                                                          -----------------------    ----------------------
                                                                       1,344,950                 1,242,864

Accumulated depreciation                                                 (51,355)                  (44,955)
                                                          -----------------------    ----------------------
                                                                       1,293,595                 1,197,909

Cash & cash equivalents                                                    2,072                       909
Other assets                                                              83,107                    60,864
                                                          -----------------------    ----------------------

     Total assets                                                     $1,378,774                $1,259,682
                                                          -----------------------    ----------------------

Liabilities & partners' capital

Notes payable                                                           $400,000                  $400,000
Line of credit borrowings                                                 91,429                    31,843
Mortgage notes payable                                                    50,758                    42,766
Accounts payable & accrued expenses                                       16,098                    10,785
Dividends payable                                                         17,733                         -
Rents received in advance                                                  8,822                     7,690
Minority interest                                                          2,139                     2,306
                                                          -----------------------    ----------------------

     Total liabilities                                                   586,979                   495,390
                                                          -----------------------    ----------------------

Commitments and contingencies

Partners' capital:
General partnership units
27,678,928 and 27,634,790 outstanding                                    683,996                   685,347
Limited partnership units
3,534,342 and 2,828,635 outstanding                                      120,107                    91,716
Notes receivable - employees                                             (12,308)                  (12,771)
                                                          -----------------------    ----------------------

     Total partners' capital                                             791,795                   764,292
                                                          -----------------------    ----------------------

     Total liabilities & partners capital                             $1,378,774                $1,259,682
                                                          -----------------------    ----------------------

                              See Notes to Consolidated Financial Statements

                                              SUSA Partnership, LP
                                     Consolidated Statements of Cash Flows
                                                  (unaudited)
                                             (amounts in thousands)

                                                                   Three months ended         Three months ended
                                                                       March 31, 1998             March 31, 1997
                                                              ------------------------   ------------------------

Operating activities:
Net income                                                                $    15,924                $    14,013

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                              6,568                      4,174
     Minority interest                                                           (146)                        37
     Changes in assets and liabilities:
          Other assets                                                         (4,322)                      (721)
          Other liabilities                                                     6,575                      1,449
                                                              ------------------------   ------------------------
Net  cash provided by operating activities                                     24,599                     18,952
                                                              ------------------------   ------------------------

Investing activities:
Acquisition and improvements of storage facilities                            (58,318)                   (37,275)
Proceeds from sale/exchange of storage facilities                                 151                          -
Development of storage facilities                                              (8,786)                    (4,041)
Mortgage lending                                                              (18,092)                         -
                                                              ------------------------   ------------------------
Net cash used in investing activities                                         (85,045)                   (41,316)
                                                              ------------------------   ------------------------

Financing activities:
Net borrowings (repayments) under line of credit                               59,586                    (52,730)
Mortgage principal payments/payoffs                                              (220)                    (8,312)
Mortgage principal borrowings                                                     145                        932
Cash dividends                                                                     18                          -
General partner contributions                                                   1,043                     90,584
Payments on notes receivable                                                    1,058                          -
Minority investor cash contribution                                                39                          -
Distribution to minority interests                                                (60)                       (15)
                                                              ------------------------   ------------------------
Net cash provided by financing activities                                      61,609                     30,459
                                                              ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                                 1,163                      8,095
Cash and equivalents, beginning of period                                         909                      1,349
                                                              ------------------------   ------------------------
Cash and equivalents, end of period                                       $     2,072                $     9,444
                                                              ------------------------   ------------------------

Supplemental schedule of non-cash activities:
 Common stock issued in exchange for notes receivable
    and contributed to Partnership in exchange for
    Partnership Units                                                     $       595                $         -
 Mortgages assumed on storage facilities acquired                         $     8,067                $     1,835
 Storage facilities acquired in exchange for
  Partnership Units                                                       $    27,066                $         -
Common stock shares issued to Directors                                   $        20                $         -
 Partnership Units exchanged for shares of
   common stock                                                           $       161                $         -
                                                              ------------------------   ------------------------

                                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
              (amounts in thousands, except unit and per unit data)

1.       Unaudited Interim Financial Statements

         References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 89% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

 2.       Organization

         SUSA Partnership, L.P. (the "Company" and the "Partnership") was formed by Storage USA, Inc. (the "REIT"), to acquire, develop, construct, franchise and own and operate self-storage facilities throughout the United States. On March 23, 1994, the REIT completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The REIT is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the REIT's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains.

         At March 31, 1998 and 1997, respectively, the REIT had an approximately 88.7% and 92.9% partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Company owns 100% of the non-voting common stock of Franchise. The Company accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

           Cost:
                 Balance on January 1, 1998              $    1,242,864
                 Property acquisitions                           89,242
                 Development                                      8,786
                 Sale of land                                      (151)
                 Improvements and other                           4,209
                                                         ===============
                 Balance on March  31, 1998              $    1,344,950
                                                         ===============

           Accumulated depreciation:
                 Balance on January 1, 1998              $       44,955
                 Additions during the period                      6,400
                                                         ===============
                 Balance on March 31, 1998               $       51,355
                                                         ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1998
              (amounts in thousands, except unit and per unit data)

3.       Investment in Storage Facilities, continued

         The following pro forma combined results of operations of the Company for the three months ended March 31, 1998 has been prepared assuming that the acquisition of the 21 properties acquired during the same three month period had been completed as of January 1, 1998.

                                                    Pro forma for the
                                                   three months ended
                                                       March 31, 1998
                                              ------------------------

              Revenues                                        $50,980
              Net income                                      $16,838
              Basic net income per unit                         $0.54
              Diluted net income per unit                       $0.54



         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor does it purport to represent the results of operations for future periods.


4.       Lines of Credit and Mortgages Payable

         The Company can borrow under a $150,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended March 31, 1998, the weighted average borrowings were $61,344, and the weighted average interest rate was 6.8%. At March 31, 1998, approximately $91,429 was outstanding on the lines of credit. At March 31, 1998, there were $40,364 of fixed rate mortgage notes payable and $10,394 of variable rate mortgage notes payable. As of March 31, 1998, the fixed rate mortgage notes carried rates of interest ranging from 6.5% to 11.5% with a weighted average rate of 10.1%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.3%. During the three months ended March 31, 1998, total interest paid was $2,221 and total interest capitalized for construction costs was $638.


5.       Other Income

         Other income for the three months ended March 31, 1998 and 1997 consisted primarily of revenue from the sale of locks and packaging supplies, truck rentals, ground rents for billboards and cellular towers and the proportionate share of earnings of Franchise. Fees earned for the management of facilities owned by third parties are included in the earnings of Franchise.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1998
              (amounts in thousands, except unit and per unit data)

6.       Income per Unit

         Basic and diluted income per unit is calculated by dividing net income by the appropriate weighted average units as presented in the following table:

          For the period ended March 31,             1998               1997
          -------------------------------------------------------------------
          Basic weighted average
            common units outstanding               30,530             26,939
          Dilutive effect of stock options            193                231
          -------------------------------------------------------------------
          Diluted weighted average
            common units outstanding               30,723             27,170


7.       Recent Accounting Developments

         On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software. The Company will adopt SOP 98-1 on April 1, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

         In March 1998, EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions", was adopted. This standard, effective April 1, 1998, requires that the Company expense all costs of its internal acquisitions department. Had the company adopted this policy on January 1, 1997, basic net income per unit for 1997 and the first quarter of 1998 would have been $2.31 and $0.52, respectively. This is a $0.02 reduction in 1997 reported basic net income per unit of $2.33 and no change in the first quarter 1998 reported basic net income per unit of $0.52.

         On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Accounting for the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 31, 1998. SOP 98-5 requires all costs of start-up activities to be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the financial statements of the Company.

8.       Subsequent Events

         From March 31, 1998 to May 14, 1998, the Company completed the acquisition of three self-storage facilities for approximately $8,174. These acquisitions were financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $48,321. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and most of the acquisitions should close during the second quarter. Should these contracts be terminated, the costs incurred by the Company would not be material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1998
              (amounts in thousands, except unit and per unit data)

9.       Legal Proceedings

         The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in that period could be materially affected.

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

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto. References to the Company and the Partnership refer to SUSA Partnership, L.P. References to the REIT refer to Storage USA, Inc., general partner and holder of approximately 89% of the interest therein.

Due to the substantial number of facilities acquired from March 31, 1997 to March 31, 1998, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

The following are definitions of terms used throughout this discussion in analyzing the Company's business. Physical Occupancy is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. Gross Potential Income is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. Expected Income is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. Economic Occupancy is defined as the Expected Income divided by the Gross Potential Income. Rent Per Square Foot is defined as the annualized result of dividing Gross Potential Income on the date computed by total net rentable square feet available. Direct Property Operating Costs is defined as the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Indirect Property Operating Costs is defined as costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel. Net Operating Income ("NOI") is defined as total property revenues less Direct Property Operating Costs.

Results of Operations- Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997.

The following table reflects the profit and loss statement for the quarters ended March 31, 1998 and March 31, 1997 based on a percentage of total revenues and is used in the discussion that follows:

For the quarter ended March 31,                        1998               1997
-------------------------------------------------------------------------------
REVENUES
Rental income                                          95.4%             98.0%
Other income                                            2.1%              1.3%
Interest income                                         2.5%              0.7%
-------------------------------------------------------------------------------
Total income                                          100.0%            100.0%

EXPENSES
Property operations                                    24.5%             24.7%
Taxes                                                   8.0%              8.7%
General and administrative                              3.8%              3.7%
-------------------------------------------------------------------------------
Earnings before depreciation and interest (EBITDA)     63.7%             62.9%


In the first quarter of 1998, the Company reported growth in revenue, NOI and net income, respectively, of $14.4 million, $9.7 million and $1.5 million over the same quarter of 1997. Since March 31, 1997, the Company has acquired 129 facilities. These acquired facilities added 7.8 million square feet, an increase of 31.3%, bringing the total square feet of the 383 facilities owned by the Company at March 31, 1998 to 25.0 million. For the first quarter of 1998, the 216 same store facilities owned during the entire first quarter of 1997 provided 64% of the Company's rental income. These same store facilities' rental income grew 5.2% over first quarter 1997 results. The majority of this growth was provided by an approximate 6.1% rate increase, which was offset by discounts and the timing of rate increases. At March 31, 1998, the physical occupancy and rent per square foot of the 216 same-store facilities was 85.9% and $10.46, respectively, while the figures as of March 31, 1997, were 85.5% and $9.86, respectively. The Company's portfolio of facilities as a whole had an average physical occupancy at March 31, 1998 of 83.6% with an average rent per square foot of $9.91.

Other income increased $607 thousand in the first quarter of 1998 over the same period in 1997. The increase is primarily due to earnings in the equity investment in Storage USA Franchise Corp. ("Franchise"), of which the Company owns a 97.5% economic interest. Earnings from franchising activities increased $327 thousand and earnings from management fees and the sales of lock and packaging products increased $107 thousand. Franchise activities had just begun to realize income in the first quarter of 1997. At March 31, 1998 there were 16 franchisees open and operating and approximately 50 in various stages of development. The remainder of the increase in other income was primarily from fees earned on loans made to Franchisees of Franchise ("Franchisees") by third parties that are guaranteed by the Company and rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $12.1 million for the quarter ended March 31, 1998, representing a $3.7 million increase over the first quarter of 1997. As a percentage of revenues, cost of property operations and maintenance decreased from 24.7% for the quarter ended March 31, 1997 to 24.5% for the quarter ended March 31, 1998. The decline as a percentage of revenues is a result of revenue growth outpacing expense growth and explained by additional revenue sources including interest earned on loans to Franchisees and earnings from Franchise. Same-store revenues increased 5.2% while same store expenses only increased 4.9%.

Tax expense increased from $3.0 million or 8.7% of revenues for the quarter ended March 31, 1997, to $3.9 million or 8.0% of revenue for the quarter ended March 31, 1998. The decrease as a percentage of revenues, is attributable to refunds that were received in the first quarter of 1998, the exchange of several properties in high tax areas and revenue growth outpacing tax expense growth.

General and administrative expense ("G&A") increased from $1.3 million or 3.7% of revenues for the quarter ended March 31, 1997, to $1.9 million or 3.8% of revenue for the quarter ended March 31, 1998. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

Depreciation expense increased to $6.6 million for the quarter ended March 31, 1998 from $4.2 million for the comparable period in 1997, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $298 million in depreciable assets since April 1, 1997.

Interest expense for the quarter ended March 31, 1998, was $9.3 million as compared to $3.3 million for the comparable period in 1997. The increase is due to the issuance of $100 million in notes payable at 8.2% in June 1997, $100 million in notes payable at 7.0% in December 1997 and $100 million in notes payable at 7.5% in December 1997. The remaining interest expense represents weighted average borrowings of $61.3 million under the Company's lines of credit at a weighted average interest rate of 6.8% and $45.1 million in weighted average mortgages payable at a weighted average interest rate of 9.7%. In the first quarter of 1997, the Company's outstanding indebtedness consisted of $100 million of notes bearing interest at 7.125%, weighted average borrowings under the Company's lines of credit of $57.9 million at a weighted average interest rate of 6.96%, and weighted average mortgage notes of $42.3 million at a weighted average interest rate of 9.9%.

Interest income was $1.2 million for the quarter ended March 31, 1998 as compared to $237 thousand for the quarter ended March 31, 1997. Interest income represents loans to franchisees, earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily attributable to interest earned on $43.7 million of loans made to Franchisees from September 1, 1997 to March 31, 1998. The Company has committed to lend an additional $65.9 million to Franchisees and anticipates committing to additional loans in 1998.



Liquidity and Capital Resources

Cash provided from operating activities grew to $25.2 million for the three months ended March 31, 1998 from the $19.1 million that was provided for the three months ended March 31, 1997. This increase was primarily a result of the significant expansion of the Company's portfolio. In the twelve months since April 1, 1997 the Company has acquired 129 facilities, placed in service seven development facilities and expanded eight facilities.

Cash used in investing activities of $85.0 million in the first quarter of 1998 and $41.3 million in the first quarter of 1997 was primarily invested in the acquisition of self-storage facilities. 21 and 11 facilities containing 1.3 million and 654 thousand square feet, respectively were acquired in the first quarter of 1998 and 1997, respectively. In addition to acquisitions, $8.8 million and $4.0 million was invested in the first quarter of 1998 and 1997, respectively, for development properties. The Company placed in service two development properties and one expansion property in the first quarter of 1998 and no development and one expansion property in 1997. There were 19 development properties and 25 expansions in process with $34.6 million invested at March 31, 1998. The total development budget on these properties is $99.9 million. The Company also made loans to Franchisees during the first quarter of 1998 in the amount of $18.1 million. The Company has committed to lend an additional $65.9 million to Franchisees and anticipates committing to additional loans in 1998. The Company is the guarantor on loans totaling $16.9 million that were lent to Franchisees by third party lenders, and has committed to guarantee additional loans totaling $5.6 million.

The Company initially funds its capital requirements primarily through its lines of credit and refinances these with long-term capital in the form of equity and debt securities. The lines bear interest at various spreads over LIBOR. The total credit available under the lines of credit is $190 million. Amounts outstanding under the lines of credit bore interest at a weighted average rate of 6.8% during the first quarter of 1998. The Company had net borrowings of $59.6 million in the first quarter of 1998 and net repayments of $52.7 million in the first quarter of 1997.

The Company has issued $400 million of senior unsecured notes (the "Notes"). The combined Notes have a weighted average interest rate of 7.46% and were issued at a price to yield a weighted average of 7.70%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

The Company assumed $8.1 million of mortgages on facilities acquired during the first quarter of 1998 and $1.8 million in the first quarter of 1997. During the first quarter of 1997, $8.2 million of mortgage notes were paid off, and no mortgage notes were paid off during the first quarter of 1998. At March 31, 1998, the Company had $40.4 million of fixed rate mortgage notes with a weighted average interest rate of 10.1% and $10.4 million of variable rate mortgage notes with a weighted average interest rate of 8.3%. These mortgage notes mature at various dates through 2021.

At March 31, 1998, the Company had 31.2 million Units outstanding. On March 12, 1998, the Company declared a regular quarterly distribution of $0.64 per Unit. The distribution was payable on April 13, 1998 to unitholders of record on March 27, 1998. Total distributions to unitholders equaled approximately $19.5 million.

During the first quarter of 1998, the Company issued 706 thousand Units valued at $27.1 million. These Units were issued in exchange for self-storage facilities or entities owning self-storage facilities. No Units were issued in the first quarter of 1997. At March 31, 1998, the Company had 3.5 million Units outstanding. 82 thousand of which are redeemable for an amount equal to their fair market value ($3.1 million, based upon a price per Unit of $38.375 at March 31, 1998) payable by the Company either in cash or (at the Company's option, based upon a determination by the REIT's Board of Directors that the Company's anticipated cash requirements and anticipated cash flow make a lump sum payment imprudent) by a promissory note payable in quarterly installments over two years accruing interest at the prime rate. At March 31, 1998, 1.8 million Units held by other Limited Partners were redeemable, at the option of such Limited Partners, having passed the first anniversary of their issuance, for amounts equal to the then fair market value of their Units ($69.7 million, based upon a price per Unit of $38.375 at March 31, 1998) payable by the Company in cash or, at the option of the Company, in shares of the REIT's Common Stock at the initial exchange ratio of one share for each Unit. It is anticipated that a source of funds for any such cash redemption will be retained cash flow or proceeds from the future sale of securities of the Company or other Company indebtedness. The Company has agreed to register under the Securities Act of 1933 any shares of the REIT's Common Stock issued upon redemption of Units.

On January 21, 1998, the REIT and the Partnership filed a joint shelf registration statement with the Securities and Exchange Commission relating to $900 million of securities, including up to $500 million of common stock, preferred stock, depositary shares and warrants of the REIT and up to $400 million of unsecured, non-convertible senior debt securities of the Partnership. An additional $50 million of unsecured, non-convertible senior debt securities and $150 million of equity securities are issuable under the REIT's existing shelf registration statement providing the REIT and the Partnership access to a total of $1.1 billion of new securities available under the shelf registration statement.

For the remainder of 1998 the Company anticipates issuing some combination of unsecured notes payable, common stock in the REIT or preferred stock in the REIT depending on prevailing market conditions. The proceeds from any debt or equity offering would be used to repay borrowings under the Company's lines of credit and for general purposes. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire and develop self-storage facilities and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. The Company believes that the combination of debt or equity issuances pursuant to the shelf registration statements, in addition to borrowings under its credit facilities and issuances of Units, as described above, will provide the Company with necessary liquidity and capital resources to meet the requirements of its operating strategies over the next twelve months.

From March 31, 1998 to May 14, 1998, the Company completed the acquisition of three self-storage facilities for approximately $8.2 million. These acquisitions were financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various agreements to acquire properties with an aggregate cost of approximately $48.3 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material.

The Company has capitalized approximately $582 thousand for regularly scheduled maintenance and repairs during the three months ended March 31, 1998 and $1.4 million to conform facilities acquired to Company standards. For the year, the Company expects to incur approximately $3.4 million for scheduled maintenance and repairs and approximately $5.7 million to conform facilities acquired during 1996, 1995 and 1994 to Company standards.


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

Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. Because other companies may interpret the definition differently, FFO for the Company may not be comparable to similarly titled measures of operating performance disclosed by other companies.

The following table illustrates the components of the Company's FFO for the three months ended March 31, 1998 and March 31, 1997.

                                  Storage USA, Inc.
                            FFO Under Revised Computation
                         Fo the Quarter Ended March 31, 1998
                      (in thousands except for per share data)

Three months ended March 31,                      1998                 1997
----------------------------------------------------------------------------

Net Income                                   $  15,924            $  14,013

Depreciation of revenue producing assets         6,240                3,957
----------------------------------------------------------------------------

Consolidated FFO                             $  22,164            $  17,970



The REIT, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, the REIT's dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1997, distributions were approximately 83.0% of the REIT's FFO.

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

Recent Accounting Developments

On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software. The Company will adopt SOP 98-1 on April 1, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

In March, 1998, EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions", was adopted. This standard, effective April 1, 1998, requires that the company expense all costs of its internal acquisitions department. Had the company adopted this policy on January 1, 1997, basic net income per unit for 1997 and the first quarter of 1998 would have been $2.31 and $0.52, respectively. This is a $0.02 reduction in 1997 reported basic net income per unit of $2.33 and no change in the first quarter 1998 reported basic net income per unit of $0.52.

On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Accounting for the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 31, 1998. SOP 98-5 requires all costs of start-up activities to be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the financial statements of the Company.

Legal Proceedings

The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in that period could be materially affected.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

         Information regarding legal proceedings is incorporated herein by reference to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Changes in Securities
         During the three months ended March 31, 1998, the Company has issued units of limited partnership interest in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

       Date of            Units         Approximate
      Issuance            Issued           Value
--------------------------------------------------------
March 11, 1998                36,013    $     1,408,000
March 31, 1998               669,693    $    25,658,000
                      ----------------------------------
Total                        705,706    $    27,066,000



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

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 27 - Financial Data Schedule

         b.        Reports on Form 8-K

                  On January 20, 1998, the Company filed an amended Current Report on Form 8-K/A, which amended the Company's Form 8-K/A filed November 25, 1997, which was an amendment to the Company's Current Report on Form 8-K filed November 21, 1997. The 8-K/A filed on January 20, 1998 included audited financial statements for properties originally reported under Form 8-K and reported the acquisition of four additional self-storage facilities.

                  On January 26, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of six self-storage facilities, which was amended by Form 8-K/A filed February 17, 1998 to add financial statements regarding the six acquisitions.

                  On March 6, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of five self-storage facilities, which was amended by Form 8-K/A filed on March 27, 1998 to include the acquisition of two additional self-storage facilities, the signing of agreements to acquire five self-storage facilities and to include financial statements for the 12 facilities.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Dated:    May 15, 1998

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