Form 10-Q
period 1999-06-30
SUSA PARTNERSHIP LP
filed 1999-08-16
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 1999
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
               For the transition period from         to

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


                                                               Three months       Three months         Six months       Six months
                                                                      ended              ended              ended            ended
                                                              June 30, 1999      June 30, 1998      June 30, 1999    June 30, 1998
                                                        -------------------  -----------------  ----------------- ----------------


PROPERTY REVENUES:
Rental income                                                       $61,441            $52,717           $120,848          $99,869
Other income                                                          2,654              1,337              4,265            2,688
                                                          -------------------  -----------------  ----------------- ----------------

Total property revenues                                              64,095             54,054            125,113          102,557
                                                          -------------------  -----------------  ----------------- ----------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                            15,990             13,246             31,790           25,560
Taxes                                                                 5,280              4,634             10,244            8,577
General & administrative                                              3,971              2,721              7,521            4,597
Depreciation & amortization                                           9,017              7,124             17,373           13,692
                                                          -------------------  -----------------  ----------------- ----------------

Total property expenses                                              34,258             27,725             66,928           52,426
                                                          -------------------  -----------------  ----------------- ----------------

INCOME FROM PROPERTY OPERATIONS                                      29,837             26,329             58,185           50,131

OTHER INCOME (EXPENSE):
Interest expense, net                                               (10,326)            (8,773)           (21,263)         (16,797)
                                                          -------------------  -----------------  ----------------- ----------------

INCOME BEFORE, GAIN (LOSS) ON EXCHANGE, MINORITY
  INTEREST AND DISTRIBUTIONS TO PREFERRED UNITHOLDERS                19,511             17,556             36,922           33,334

Gain (loss) on exchange of storage facilities                          441                (284)              (137)            (284)
                                                          -------------------  -----------------  ----------------- ----------------

INCOME BEFORE MINORITY INTEREST AND
  DISTRIBUTIONS TO PREFERRED UNITHOLDERS                             19,952             17,272             36,785           33,050

Minority interest                                                       (68)                11                (92)            (135)
                                                          -------------------  -----------------  ----------------- ----------------

INCOME BEFORE DISTRIBUTIONS TO PREFERRED UNITHOLDERS                 19,884             17,283             36,693           32,915

Distributions to Preferred Unitholders                               (1,293)                 -             (2,551)               -
                                                          -------------------  -----------------  ----------------- ----------------

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS                       $18,591            $17,283            $34,142          $32,915
                                                          ===================  =================  ================= ================

BASIC NET INCOME PER UNIT                                             $0.59              $0.55              $1.08            $1.07
                                                          ===================  =================  ================= ================
DILUTED NET INCOME PER UNIT                                           $0.59              $0.55              $1.08            $1.06
                                                          ===================  =================  =================  ===============
BASIC WEIGHTED AVERAGE UNITS OUTSTANDING                             31,558             31,226             31,519           30,874
                                                          ===================  =================  =================  ===============
DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING                           31,680             31,393             31,600           31,058
                                                          ===================  =================  =================  ===============


                 See Notes to Consolidated Financial Statements

                              SUSA PARTNERSHIP, LP
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except unit data)


                                                                   as of                      as of
                                                           June 30, 1999          December 31, 1998
                                                     --------------------    -----------------------
                                                            (unaudited)
ASSETS

Investments in storage facilities, at cost:
Land                                                            $420,285                   $429,723
Buildings and equipment                                        1,167,779                  1,186,492
                                                    ---------------------    -----------------------
                                                               1,588,064                  1,616,215

Accumulated depreciation                                         (78,127)                   (73,496)
                                                    ---------------------    -----------------------
                                                               1,509,937                  1,542,719

Cash & cash equivalents
                                                                   3,456                      2,358
Advances in investments in real estate                           115,033                    112,163
Other assets                                                     113,936                     48,413
                                                    ---------------------    -----------------------

     TOTAL ASSETS                                             $1,742,362                 $1,705,653
                                                    =====================    =======================
LIABILITIES & PARTNERS' CAPITAL

Notes payable                                                   $600,000                   $600,000
Line of credit borrowings                                         67,165                     70,762
Mortgage notes payable                                            71,276                     78,737
Other borrowings                                                  47,531                     47,625
Accounts payable & accrued expenses                               24,922                     21,849
Dividends payable                                                 18,754                     17,758
Rents received in advance                                         12,372                     10,332
Other liabilities                                                 43,670                          -
Minority Interest                                                    564                        822
                                                    ---------------------    -----------------------

     TOTAL LIABILITIES                                           886,254                    847,885
                                                    ---------------------    -----------------------

Limited common partnership units
     3,697,465 and 3,742,359 outstanding
     at redemption value                                         118,319                    120,925

Commitments and contingencies

Partners' Capital:
Preferred Parnership units
     650,000 oustanding                                           65,000                     65,000
Deferred Compensation                                               (213)                         -
General Common Partnership units
    27,990,527  and 27,727,560 outstanding                       679,400                    678,522
Limited common partnership units                                   4,938                      4,710
Notes receivable - officers                                      (11,336)                   (11,389)
                                                    ---------------------    -----------------------

     TOTAL PARTNERS' CAPITAL                                     856,108                    857,768
                                                    ---------------------    -----------------------

     TOTAL LIABILITIES & PARTNERS' CAPITAL                    $1,742,362                 $1,705,653
                                                    =====================    =======================


                               See Notes to Consolidated Financial Statements

                              SUSA PARTNERSHIP, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                          Six months                Six months
                                                                               ended                     ended
                                                                       June 30, 1999             June 30, 1998
                                                                ---------------------      --------------------

OPERATING ACTIVITIES:
Net income                                                      $             34,142       $            32,915

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                            17,373                    13,692
     Minority interest                                                            92                       135
     Loss (gain) on exchange of self-storage facilities                          137                       284

     Changes in assets and liabilities:
          Other assets                                                        (7,703)                  (11,772)
          Other liabilities                                                    8,653                     4,275
                                                                ---------------------      --------------------
Net cash provided by operating activities                                     52,694                    39,529
                                                                =====================      ====================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                           (15,606)                  (92,404)
Proceeds from sale/exchange of storage facilities                             41,829                       151
Development of storage facilities                                            (29,062)                  (27,482)
Proceeds from liquidation of advances and
  investments in real estate                                                  16,607                         -
Advances and investments in real estate                                      (15,202)                  (50,504)
                                                                ---------------------      --------------------
Net cash used in investing activities                                         (1,434)                 (170,239)
                                                                =====================      ====================

FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit                              (3,597)                  146,887
Mortgage principal payments/payoffs                                           (3,417)                     (620)
Mortgage principal borrowings                                                      -                       145
Cash dividends                                                               (36,422)                  (17,715)
Other borrowings principal payments/payoffs                                   (1,102)                        -
Payments on notes receivable                                                      54                     3,065
Preferred unit dividends                                                      (2,452)                        -
Distributions to limited partners                                             (4,831)                   (1,979)
Distribution to minority interests                                               (38)                        -
Minority investor cash contribution                                                -                        39
Distribution of minority interest capital                                       (233)                     (193)
Other financing activities, net                                                1,876                     1,255
                                                                ---------------------      --------------------
Net cash (used in)/provided by financing activities                          (50,162)                  130,884
                                                                =====================      ====================

Net increase/(decrease) in cash and equivalents                                1,098                       174
Cash and equivalents, beginning of period                                      2,358                       909
                                                                ---------------------      --------------------
Cash and equivalents, end of period                             $              3,456       $             1,083
                                                                =====================      ====================
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Disposition proceeds placed in escrow                           $             95,301       $             1,427

Funds in escrow used for acquisition of assets                  $             43,101       $             1,427
Equity share of joint venture received
    for disposition of assets                                   $              5,900                         -
 Common Stock issued to Directors and contributed to
       Partnership in exchange for Partnership Units            $                160       $               132
 Mortgages assumed on storage facilities acquired               $                  -       $            14,081
 Note received in consideration for facility sold               $                875       $                 -
 Storage facilities and developments acquired in exchange for
      Partnership Units                                         $              4,238       $            27,545
 Restricted stock issued                                        $                246       $                 -
Exchange of storage facilities(net)                             $                137       $               284
 Partnership Units exchanged for shares of GP common stock      $              5,717       $               211
                                                                ======================     ====================


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
              (AMOUNTS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)



1.       UNAUDITED INTERIM FINANCIAL STATEMENTS
         --------------------------------------
         References to the "Company" and the "Partnership" refer to SUSA Partnership, L.P. References to the "GP" refer to Storage USA, Inc., general partner and holder of approximately 88% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       ORGANIZATION
         ------------
         The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 1999 and December 31, 1998, respectively, the GP owed approximately 88.3% and 88.7% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       RECLASSIFICATIONS
         -----------------
         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


4.    INVESTMENT IN STORAGE FACILITIES
      --------------------------------
      The following table summarizes the activity in storage facilities during the period:

Cost:
      Balance on January 1, 1999          $      1,616,215
      Property acquisitions
                                                    47,344
      Investment in development
                                                    29,062
      Disposition of property
                                                  (112,188)
      Improvements and other
                                                     7,631
                                      ---------------------
      Balance on June 30, 1999            $      1,588,064
                                      =====================

 Accumulated Depreciation:
      Balance on January 1, 1999           $        73,496
      Additions during the period
                                                    16,718
      Disposition of property
                                                   (12,087)
                                      ---------------------
      Balance on June 30, 1999             $        78,127
                                      =====================


         Construction in process of $61,179 at June 30, 1999 and $65,716 at December 31, 1998 is included in investment in storage facilities.

         The following pro forma combined results of operations of the Company for the six months ended June 30, 1999 has been prepared assuming that the acquisition of the seven properties and the dispositions of the 36 properties transacted during the same six month period had been completed as of January 1, 1999.

                                      PRO FORMA FOR THE
                                       SIX MONTHS ENDED
                                          JUNE 30, 1999
                                ------------------------

Revenues                                       $119,881
Net income                                     $ 31,619
Basic net income per unit                      $   1.00
Diluted net income per unit                    $   1.00

5.       INVESTMENT IN JOINT VENTURES
         ----------------------------

          On June 7, 1999, the Company formed a joint venture (the "Joint Venture") with a major institutional investor, Fidelity Management Trust Company ("Fidelity"). The Joint Venture is owned 75% by Fidelity and 25% by the Company. In accordance with the agreement, the Company contributed 32 self-storage facilities with a book value of $91,216 to the Joint Venture for $144,000. The Company will manage the Joint Venture and continue to operate all of the Joint Venture's assets under the Storage USA brand for a fee. This transaction generated $128,958 of net cash proceeds for use in acquiring new self-storage facilities in tax-free exchanges and paying down the lines of credit. A $43,670 gain on the transaction was deferred and is included in other liabilities until such time, if ever, the Company disposes of its interest in the Joint Venture As of June 30, 1999, $43,101 of the proceeds had been used to acquire new facilities with additional property acquisitions identified for the remaining $47,189, which is included in other assets. The Company's investment in the Joint Venture of $5,900 is included in advances and investments in real estate and our proportionate share of the earnings of the Joint Venture are recognized in other income for the quarter ended June 30, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


6.       OTHER ASSETS
         ------------
                                                     As of        As of
                                                   6/30/99     12/31/98
                                             --------------------------


Restricted cash - escrow accounts                   53,153           -

Deposits                                             5,599        5,046

Deferred costs of issuances of
     unsecured notes                                 6,615        7,533

Accounts receivable                                  4,458        4,754

Mortgages receivable                                 5,385        3,624

Notes and other receivables                         16,289       13,779


Other intangible                                     4,251        3,159

Other                                               18,186       10,518
                                             --------------------------
              Total Other Assets                   113,936       48,413
                                             --------------------------


7.       LINES OF CREDIT, MORTGAGES PAYABLE, AND OTHER BORROWINGS
         --------------------------------------------------------
         The Company can borrow under a $200,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

         LINE OF CREDIT BORROWINGS                    as of 6/30/99
         -----------------------------------------------------------
         Total lines of credit                         $   240,000
         Borrowings outstanding                        $    67,165
         Weighted average daily interest
             rate year-to-date                                6.12%

The Company from time to time assumes mortgages on facilities acquired. The following table provides information about the mortgages:


         MORTGAGE NOTES PAYABLE
         AS OF JUNE 30, 1999

                                                                                                  Average
                                                                            Interest Rate   Interest Rate
                                           Face Amount      Maturity Range      Range        Year-to-Date
                                         --------------------------------------------------------------------

         Fixed rate                        $    58,878        2004-2016       6.5%-11.5%           9.97%

         Variable rate                           5,386        2007-2016        7.4%-9.0%           8.20%
                                         -----------------                                   ----------------
                                                64,264                                             9.76%
         Premiums                                7,012
                                         -----------------
         Mortgage notes payable            $    71,276

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)



         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

         OTHER BORROWINGS
         AS OF JUNE 30, 1999

         ----------------------------------------------------------------------------------------
                                         Face Amount      Carry Value       Imputed Rate
         ----------------------------------------------------------------------------------------
         Non-interest bearing notes      $   14,150        $   12,975           7.50%
         Deferred units                  $   13,000        $   10,786           7.50%
         Capital Leases                           -        $   23,770           7.50%
                                         --------------------------------------------------------
                                         $   27,150        $   47,531



         During the six months ended June 30, 1999, total interest paid on all debt was $30,022 and total interest capitalized for construction costs was $2,161.


8.       OTHER INCOME
         ------------
         Other income for the six months ended June 30, 1999 and 1998 consisted primarily of revenue from property specific activities (the sale of locks and packaging materials, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:



                                                Three months   Three months      Six months     Six months
                                                       ended          ended           ended          ended
                                               June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                              -------------------------------------------------------------

Facility specific revenue                             $1,377         $1,022          $2,647         $2,003
Management fees                                          441            258             718            490
Share of net income of equity investments                836             57             900            195
                                              -------------------------------------------------------------
Total other income                                    $2,654         $1,337          $4,265         $2,688


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


9.       INCOME PER UNIT
         ---------------
         Basic and diluted income per unit is calculated as presented in the following table:




                                                          Three months ended June 30,        Six months ended June 30,
                                                                   1999            1998           1999            1998
                                                         --------------------------------------------------------------
Basic net income per Unit:
      Net income attributable to common unitholders            $  18,591      $   17,283      $  34,142      $   32,915
      Basic weighted average Units outstanding                    31,558          31,226         31,519          30,874
                                                         --------------------------------------------------------------
      Basic net income per Unit                                $    0.59      $     0.55      $    1.08      $     1.07

Diluted net income per Unit:
      Net income attributable to common unitholders            $  18,591      $   17,283      $  34,142      $   32,915

      Basic weighted average Units outstanding                    31,558          31,226         31,519          30,874
      Dilutive effect of stock options                               122             167             81             183
                                                         --------------------------------------------------------------
      Diluted weighted average Units outstanding                  31,680          31,393         31,600          31,057
                                                         --------------------------------------------------------------
      Diluted net income per Unit                              $    0.59      $     0.55      $    1.08      $     1.06





10.      INTEREST EXPENSE, NET
         ---------------------


                                      Three months ended June 30,            Six months ended June 30,
                                               1999               1998               1999                1998
                                  -----------------------------------------------------------------------------
         Interest expense                 $   13,726         $   10,477         $   27,565          $   19,742
         Interest income                      (3,400)            (1,704)            (6,302)             (2,945)
                                  -----------------------------------------------------------------------------
         Interest expense, net            $   10,326          $   8,773         $   21,263          $   16,797


11.      COMMITMENTS
         -----------
         The Company is committed to advance an additional $62,869 as of June 30, 1999 to franchisees of Franchise for the construction of franchised self-storage facilities, collateralized by the facility. The Company is a limited guarantor on $13,230 of loan commitments made by third party lenders to franchisees of Franchise, of which $9,234 has been funded at June 30, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)




12.      SUBSEQUENT EVENTS
         -----------------
         From June 30, 1999 to August 10, 1999, the Company completed the acquisition of three self-storage facilities for approximately $7.4 million. Of these facilities, two, with a total investment of $5.3 million, were Storage USA franchised facilities. These acquisitions were financed primarily through the escrow proceeds from the joint venture transaction described in Note 4, operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $13.1 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the third and fourth quarters. Should these contracts be terminated, the costs incurred by the Company would not be material.

13.      LEGAL PROCEEDINGS
         -----------------
         On July 22, 1999, a purported State of Maryland class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company has not yet filed a responsive pleading, but believes that it has defenses to the claims in this suit and intends to vigorously defend it. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

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


INTERNAL GROWTH

The following table compares Same-Store Facilities for the quarter (298 properties owned since March 31, 1998) and for the first six months of 1999 (279 properties owned since December 31, 1997). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.




                                     --------------------------------------------------------------------------------------------
                                                     Quarter Ended                               Six Months Ended
                                     --------------------------------------------------------------------------------------------
Same-Store Results                    June 30, 1999   June 30, 1998     Growth %    June 30, 1999   June 30, 1998    Growth %
---------------------------------------------------------------------------------------------------------------------------------

(amounts in thousands except occupancy and per square foot figures)

Revenues                                     $44,480           $42,252       5.30%         $81,255          $76,796        5.80%
Operating Expenses                             7,441             7,350       1.20%          14,097           13,653        3.30%
Property Tax & Other                           4,651             4,977      (6.60%)          8,708            9,193       (5.30%)
                                     --------------------------------------------------------------------------------------------
Total Expenses                                12,092            12,327      (1.90%)         22,805           22,846       (0.20%)
                                     --------------------------------------------------------------------------------------------
NOI                                          $32,388           $29,925       8.20%         $58,450          $53,950        8.30%
                                     ============================================================================================
Physical Occupancy                                87%               87%         -               86%              86%          -

Scheduled Rent per Square Foot                $10.87            $10.20       6.60%          $10.79           $10.13        6.60%

Realized Rent per Square Foot                  $9.82             $9.27       5.90%           $9.64            $9.08        6.20%

o Our Same-Store Facilities achieved 8.2% NOI growth in the second quarter of 1999 as compared to the same quarter in 1998. The growth resulted from revenue increases of 5.3% combined with a reduction in expenses of 1.9%. For the six months ended June 30, 1999, same-store NOI grew 8.3%, due to a combination of revenue increases, 5.8%, and an expense reduction 0.2%.
o Our operating expenses grew 1.2% over the second quarter of 1998 and 3.3% over the first six months of 1998. Meanwhile, property tax and other expenses decreased 6.6% over the second quarter of 1998 and 5.3% over the first six months of 1998, due primarily to significant reductions in insurance costs.
o Scheduled Rent Per Square Foot increased 6.6% over the previous year for both the quarter and year to date. These rent increases were not fully realized as Realized Rent Per Square Foot grew 5.9% over the second quarter of 1998 and 6.2% over the first six months of 1998. This occurred due to higher discounting levels in 1999.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the second quarter 1999 and the six months ended June 30, 1999 over the corresponding periods in 1998.



                                                             % of       Change in Net Rental      % Change in         % Change in
                                                  # of     YTD same-         Income (1)        Realized RPSF (2)    Occupied sq. ft.
Market                                          Facilities store NOI       YTD        QTD        YTD        QTD      YTD       QTD
------------------------------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA            45        20.2%        11.5%      11.7%       8.8%      8.6%      2.5%     2.9%
Washington-Baltimore, DC-MD-VA-WV                  16         9.9%         4.7%       4.8%       5.6%      5.1%     -0.8%    -0.3%
New York-N. New Jersey-Long Island, NY             13         8.2%         2.8%       3.1%       3.5%      4.7%     -0.7%    -1.6%
Miami-Fort Lauderdale, FL                          14         7.6%         4.0%       4.1%       5.5%      5.1%     -1.4%    -0.9%
San Francisco-Oakland-San Jose, CA                  8         4.0%         3.3%       3.8%       8.8%      7.6%     -5.0%    -5.6%
Phoenix,-Mesa, AZ                                  14         3.9%         4.8%       3.6%       4.9%      5.0%     -0.1%     0.2%
Philadelphia-WILM-Atlantic City, PA-NJ             11         3.7%         8.4%       8.1%       5.5%      4.9%      2.7%     3.1%
San Diego, CA                                       6         3.1%        13.3%      12.0%      11.9%     11.4%      1.2%     0.6%
Nashville, TN                                       8         2.9%        -1.8%      -2.4%       2.8%      2.6%     -4.4%    -4.8%
Dallas-Forth Worth, TX                              6         2.7%         7.4%       7.2%       9.7%     10.3%     -2.1%    -2.8%


(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2)   Rent per square foot.


During the six months ended June 30, 1999, we also continued to make progress on a number of strategic initiatives aimed at reaching new self-storage customers:

1. The implementation of our national reservation center is well underway. To date, substantially all of our facilities in the eastern U.S. have been added to the national reservation center network. We expect to have full national coverage of all of our facilities in the third quarter of 1999.
2. We expect to close on our strategic alliance with Budget Group Inc. in the third quarter of 1999. In early May, reservation agents at Budget's national reservation center in Carrollton, TX began referring truck rental customers with a stated interest in self-storage to our national reservation center. A program for placing Budget/Ryder truck dealerships at our facilities is in process and, by the end of the year 2000, we expect to have about 75% of our facilities equipped with full Budget dealerships.


EXTERNAL GROWTH

ACQUISITIONS

During the second quarter of 1999, we formed a joint venture with Fidelity Management Trust Company (the "Venture"), to raise capital. We contributed 32 self-storage facilities for $144 million to the Venture, which is owned 75% by Fidelity and 25% by us. We will manage the Venture and continue to operate all of the Venture's assets under the Storage USA brand for a fee. This transaction generated $129 million of net cash proceeds. Our intention is to use approximately $90 million of these proceeds in tax-free exchanges new self-storage facilities that have greater potential for growth than the facilities that were disposed. As of June 30, 1999, $43 million had been used for this purpose, with additional property acquisitions identified for the remaining $47 million. The following table shows the facilities acquired during the first and second quarters of 1999:

                              Number of         Total          Net Rentable
Quarter ended                 Facilities      Investment       Square Feet
-------------------------------------------------------------------------------
(amounts in thousands except number of facilities)

March 31, 1999                     1           $2,761                 70
June 30, 1999                      7           43,692                507
                            ---------------------------------------------------
   Total year-to-date              8          $46,453                577
                            ===================================================


Four of the properties acquired in the second quarter 1999 were in the metro New York area; the other three were former Storage USA franchised facilities, located in the Dallas area. We also acquired the minority interest in one joint venture facility for approximately $2 million.

Based upon current conditions, we do not anticipate acquiring a significant number of facilities in 1999 beyond those acquired with proceeds from the Venture. For more details on the Venture see the "Liquidity and Capital Resources" section.


NEW DEVELOPMENT AND EXPANSION

The following newly developed and expanded facilities were opened in the first and second quarters of 1999:


                            ------------------------------------------------------------------------------------------------
                                               Developments                                     Expansions
                            ------------------------------------------------------------------------------------------------
                              Number of        Expected        Net Rentable     Number of      Expected      Net Rentable
Quarter ended                 Facilities      Investment       Square Feet      Facilities    Investment     Square Feet
----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 1999                           -                -                  -            5         $5,466              129
June 30, 1999                            5          $20,890                379            3         $2,791               65
                            ------------------------------------------------------------------------------------------------
Total year-to-date                       5          $20,890                379            8         $8,257              194
                            ===============================================================================================



The following chart details our facilities in the process of being developed or expanded as of June 30, 1999:



                                                                  Expected     Investment      Remaining
                                  # of Prop.   Square feet      Investment        to Date     Investment
                                  -----------------------------------------------------------------------

Total development in process          28         2,201          $  145,617      $  44,624     $  100,993
Total expansions in process           32           650          $   32,023      $   7,968     $   24,055
                                  -----------------------------------------------------------------------
Total                                 60         2,851          $  177,640      $  52,592     $  125,048




The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.



                  ---------------------------------------------------------------------------------------
                   3rd Qtr 99    4th Qtr 99     1st Qtr 00    2nd Qtr 00     Thereafter       Total
                  ---------------------------------------------------------------------------------------


Development        $  18,229     $   9,588     $   20,924     $  29,120     $   67,756     $  145,617
Expansions             3,472         5,629          4,049         2,561         16,312         32,023
                  ---------------------------------------------------------------------------------------
Total              $  21,701     $  15,217     $   24,973     $  31,681     $   84,068     $  177,640
                  =======================================================================================

FRANCHISING

During the second quarter of 1999, Storage USA Franchise Corp. opened seven new facilities, increasing the year to date total of newly opened facilities to twelve. Eight facilities were sold by Franchise Corp., four to us and four to third parties, and three contracts were terminated, bringing the total number of franchised facilities to 41 as of June 30.

We have an equity interest in some of the franchised facilities, typically ranging from 40% to 45%. We receive these equity interests in partial payment for our extension of credit in the form of a construction loan to the franchisee. The following table presents the status of our franchising program as of June 30, 1999 and notes those projects in which we have or do not have an equity interest.

                                     With        Without
                                   Equity         Equity
                            Participation  Participation          Total
------------------------------------------------------------------------
Open and Operating                     30             11             41
In Construction                        12             10             22
In Design                               6              7             13
Conditionally Approved                  0              3              3
------------------------------------------------------------------------
Total                                  48             31             79
------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter ended June 30, 1999 and June 30, 1998 based on a percentage of total revenues and is used in the discussion that follows:



                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            1999             1998             1999             1998
----------------------------------------------------------------------------------------------------

REVENUE
Rental Income                              91.6%            95.1%            92.3%            95.3%
Other Income                                3.1%             1.6%             2.7%             1.8%
Interest Income                             5.3%             3.3%             5.0%             2.9%

----------------------------------------------------------------------------------------------------
Total Income                              100.0%           100.0%           100.0%           100.0%

EXPENSES
Property Operations                        23.7%            23.5%            24.2%            24.0%
Taxes                                       7.8%             8.3%             7.8%             8.2%
General and Administrative                  5.9%             4.9%             5.7%             4.4%



Rental income increased $8.6 million, or 16.3% in the quarter ended June 30, 1999 and $20.7 million, or 20.7% for the six months ended June 30, 1999 compared to the same periods in 1999. This increase is primarily a result of recognizing a full year of rental income on the 1998 acquisitions and our internal growth, as outlined in the section entitled, "Internal Growth." The primary contributors to rental income growth are summarized in the table below.




Growth in 1999 over 1998 for comparable periods ended June 30                   Quarter          Year-to-Date
-------------------------------------------------------------------------------------------------------------------

1998 acquisitions                                                               $6,900            $15,800
Same-store facilities                                                            2,100              4,200
1999 acquisitions                                                                  510                677



The remainder of the rental income growth, quarterly and year to date, is attributed to newly developed and expanded facilities offset by the sale of facilities to the Venture discussed in the section entitled "External Growth-Acquisitions". The majority of the Same-Store Facilities' revenue growth for the quarter was provided by an approximate 5.9% increase in realized rent per square foot, from $9.27 per square foot in the second quarter of 1998 to $9.82 for the same period in 1999, amid physical occupancy of 87%, which remained constant for the two periods. For the six months ended June 30, a Realized Rent per Square Foot increase of 5.6%, from $9.08 to $9.64, contributed to the bulk of the same-store rental income growth, with occupancy again remaining constant between the two periods at 86%.

Other income grew $1.6 million in the second quarter of 1999 over the same period in 1998. Other income consisted primarily of revenue from facility-specific activities (the sale of locks and packaging materials, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:



                                                Three months   Three months      Six months     Six months
                                                       ended          ended           ended          ended
                                               June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                              -------------------------------------------------------------
Facility specific revenue                             $1,377         $1,022          $2,647         $2,003
Management fees                                          441            258             718            490
Share of net income of equity investments                836             57             900            195
                                              -------------------------------------------------------------
Total other income                                    $2,654         $1,337          $4,265         $2,688




As a percentage of revenues, cost of property operations and maintenance showed a small increase from the first quarter of 1998 to 1999, 23.5% to 23.7%, and for the six months ended June 30, 1998 to 1999, 24.0% to 24.2%. The trend as a percentage of revenues is for cost of property operations to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This trend was offset, both this quarter and year to date, from having a larger number of newly developed facilities and facilities that were acquired during 1998 that had recently been developed and had not yet reached a stable level of occupancy. As these facilities have not reached their full revenue potential and expenses are relatively fixed, the cost of property operations as a percentage of revenues tends to be higher.

  Tax expense as a percentage of revenues was 7.8% for both the second quarter of 1999 and for the six months ended June 30, compared to 8.3% and 8.2% for the same periods in 1998. Tax expense as a percentage of revenues trends down as a result of Same-Store Facility revenue growth outpacing tax expense growth. Tennessee recently enacted legislation that subjects limited partnerships and limited liability corporations to the Tennessee Excise and Franchise taxes, which will result in higher taxes on the Company. This new tax legislation is not expected to have a material impact on the results of operations.

General and administrative expenses ("G&A") as a percentage of revenues increased from 4.9% in the second quarter 1998 to 5.9% for the same period of 1999. This was indicative of a G&A expense increase from $2.7 to $4.0 million between the two periods. For the six months ended June 30, 1999 G&A expenses as a percentage of revenues increased from 4.4% to 5.7% from 1998 to 1999, reflecting a dollar increase from $4.6 million to $7.5 million. This growth in G&A is a result of the expansion throughout 1998 of our administration, marketing, acquisition and development, management information systems, human resources, and legal departments.

Depreciation and amortization expense increased from $7.1 million in the second quarter 1998 to $9.0 million for the same period in 1999. It increased from $13.7 million to $17.4 million for the six months ended June 30, 1999. This was due to our acquisition and development of approximately $225 million in depreciable assets since June 30, 1998 partially offset by the sale of $83 million of depreciable assets in 1999, mostly to form the Venture discussed in the section entitled "External Growth-Acquisitions." Interest expense increased from $10.5 million in the second quarter 1998 to $13.7 million during the same period 1999. For the six months ended June 30, 1999 the expense rose from 1998 to 1999, from $19.7 million to $27.6 million. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest.



                                        Three months ended June 30,                     Six months ended June 30,
                                   1999                       1998                    1999                  1998
                               ---------------------------------------------------------------------------------------------
                                                   W/A                    W/A                    W/A                    W/A
                                        W/A   INTEREST         W/A   Interest          W/A  INTEREST         W/A   Interest
Debt                              BORROWING       RATE   Borrowing       Rate    BORROWING      RATE   Borrowing       Rate
                               ---------------------------------------------------------------------------------------------
Notes payable                      $ 600,000     7.37%    $400,000      7.46%    $ 600,000     7.37%    $400,000      7.46%
Lines of credit                      101,385     6.03%      125500      6.70%       96,752     6.12%      93,600      6.70%
Mortgages payable                     66,593     7.50%      53,000     10.81%       67,052     7.50%      49,071     10.41%
Leases & other borrowings             47,439     7.50%         n/a        n/a       47,578     7.50%         n/a        n/a




                                  Three months ended June 30,        Six months ended June 30,
                                           1999             1998             1999             1998
                               --------------------------------------------------------------------
Capitalized interest                      1,029              638            2,161            1,400



Interest expense will continue to rise in 1999 as the $200 million of notes payable issued in mid-1998 will be outstanding for the entire year and additional borrowings on our lines of credit may occur in the remaining year.

Interest income grew to $3.6 million in the second quarter 1999 from $1.8 million during the same period in 1998. Likewise, interest income increased to $6.6 million for the six months ended June 30, 1999 from $3.1 million in the corresponding period in 1998. Approximately $1.2 million of the second quarter increase and $2.9 million of the year to date increase is due to the interest earned on advances from us to Franchisees. We expect that this income will continue to grow as we make further advances under this program. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

As noted in the section entitled "External Growth - Acquisitions," during the second quarter of 1999, we contributed 32 properties to a joint venture, with Fidelity Management Trust Company, in which we own a 25% interest (the Venture). The facilities were sold for $144 million and produced a $43 million deferred gain, recorded in the other liabilities section of our balance sheet. No gain can be recognized while we retain a 25% interest in the Venture. Only a sale to an unrelated third party would allow us to recognize the accounting gain. In addition to the properties sold to the Venture, we sold three facilities during the second quarter of 1999, resulting in a $441 thousand accounting gain. These transactions, coupled with the first quarter loss for the disposition of a single New Mexico property, $578 thousand, result in a $137 thousand accounting loss for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $52.2 million during the six months ended June 30, 1999 as compared to $39.3 million during the same period in 1998. These increases are primarily a result of the significant expansion of our property portfolio. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

In the six months ended June 30, 1999, we received $138.0 million in proceeds from the sale of self-storage facilities, including those 32 facilities involved in the joint venture transaction described above. In order to redeploy these proceeds in a tax efficient manner, $95.3 million of the total proceeds were placed in escrow accounts. These proceeds will be used to acquire additional properties in tax-free exchanges. As of June 30, 1999, $43.3 million of these funds had been used for that purpose. We invested $62.9 million in the first six months of 1999 in the acquisition and improvement of self-storage facilities compared to $92.4 million during the same period 1998. These acquisitions and improvements were financed through $15.6 million cash, $43.1 million cash from the escrow account described above and $4.2 million in Units.

In addition to acquisitions, we invested $29.7 million in the first six months of 1999 and $27.5 million in the first six months of 1998 for land held for development and construction of self-storage facilities. There were 28 newly developed facilities and 32 expansions of existing facilities in process with $52.5 million invested at June 30, 1999. The total budget for these facilities is $177.6 million, of which $125.1 million remains to be invested. We also provided $15.2 million in financing to franchisees of Franchise Corp. during the six months ended June 30, 1999. Proceeds were also received from the franchisees, as five repaid their loans during the period, generating $16.6 million in cash. We have $62.9 million of loan commitments to franchisees to fund as of June 30, 1999.

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

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At June 30, 1999 we had 3.7 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to their fair market value ($2.6 million, based upon a price per Unit of $32.00 at June 30, 1999) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.3 million Units for amounts equal to the then fair market value of their Units ($105.6 million, based upon a price per Unit of $32.00 at June 30, 1999) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of the GP's securities or other indebtedness. We have agreed to register any shares of the GP's common stock issued upon redemption of Units under the Securities Act of 1933.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At June 30, 1999, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. The lines of credit bear interest at various spreads over LIBOR. We had net repayments in the six months ended June 30, 1999 of $3.6 million as $39.4 million of the disposition proceeds were used to reduce the lines of credit. For the same period in 1998, net borrowings totaled $146.7 million.

In order to fund our capital requirements in 1999 and 2000, we have taken the following steps:
o On June 7, 1999, we closed the formation of a joint venture with Fidelity Management Trust Company, described in the section entitled "External Growth - Acquisitions." This transaction generated approximately $129 million of net proceeds to us, $39 million of which was used to pay down the lines of credit.
o On May 26, 1999, we closed on a $200 million unsecured revolving credit line with a group of commercial banks, representing a $50 million increase from the previous line of credit. The line will bear interest at a spread of 120 basis points over LIBOR based on our current debt rating. The maturity was extended to March 31, 2002, and existing covenants were modified. The new covenants are based on the market value of our assets and include limits on investments, net worth, indebtedness, cash flow and debt service coverage.

Through 2000, we have committed to fund approximately $69.8 million of the remaining $125.1 million to be invested in the development and expansion pipeline and committed to provide financing to franchisees for approximately $62.9 million. With the closing of the Venture and the $200 million line of credit noted above, we believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our firm commitments through the end of 2000.

We expect to incur approximately $3.7 million for scheduled maintenance and repairs during 1999 and approximately $9.7 million to conform facilities acquired from 1994 to 1998 to our standards of which $1.4 million for scheduled maintenance and $0.5 million for conforming facilities acquired has been incurred to date.

FUNDS FROM OPERATIONS ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the National Association of Real Estate Investment Trust's definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per unit may not be comparable to other REITs that may add back total depreciation and amortization, which may include, for example depreciation and amortization of office equipment.

The following table illustrates the components of our FFO for the three months and six months ended June 30, 1999 and June 30, 1998:



                                                                   Three Months    Three Months   Six Months Ended   Six Months
                                                                      Ended            Ended                           Ended
                                                                  June 30, 1999    June 30, 1998   June 30, 1999   June 30, 1998
                                                                 -----------------------------------------------------------------

Net income attributable to common unitholders                      $    18,591      $   17,283       $   34,142     $   32,915

Loss/(Gain) on sale of assets
                                                                          (441)            284              137            284

Total depreciation and amortization
                                                                         9,017           7,124           17,373         13,692

Depreciation from unconsolidated entities                                                    -                               -
                                                                            49                               49

Less depreciation of non-revenue producing property                       (592)           (456)          (1,164)          (784)

                                                                 -----------------------------------------------------------------
FFO attributable to common unitholders                              $   26,624      $   24,235       $   50,537     $   46,107




During the second quarter of 1999, the GP declared a dividend per share of $0.67, which is an increase of 4.7% over the second quarter 1998 dividend of $0.64. To date, $1.34 per share in dividends have been declared, compared to $1.28 in 1998, again a 4.7% increase. As a qualified REIT, the GP is required to distribute a substantial portion of our net income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

YEAR 2000 COMPLIANCE

We are carrying out our plan to ensure that all of the material aspects of our operations are Year 2000 ("Y2K") compliant. As part of our Y2K planning and readiness program, we have retained an outside consultant to assist us in our assessment of potential Y2K issues and to assist in the development of a strategy for testing such systems. There are three phases to our Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of our systems and documenting their Y2K compliance. We have substantially completed this phase and now estimate finishing by the end of August of 1999. The third phase involves implementing the necessary changes, if any, by the end of the third quarter of 1999. We have grouped all of our systems into three categories based on their importance in operating our facilities: critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions:

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

o The gate and security systems at some of our self-storage facilities have not yet been documented as being Y2K compliant. We have tested 60% of our gate systems and have noted no problems that would affect our usage. The remaining gate systems will be tested by the end of August of 1999. Any non-compliant gate and security systems that have Y2K issues that will have a material adverse affect on the operations of our facilities will be scheduled for upgrade or replacement by the end of September. The cost of replacement varies by facility and has not yet been determined.

We have solicited our key vendors, including financial institutions, to determine their state of readiness with respect to Y2K issues and are currently following up with vendors who did not reply. We anticipate completing this process by the end of August. Those vendors who are not prepared for the Y2K issues will be replaced.

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

Because we have invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. The costs that we have incurred to date include $34 thousand for an outside consultant discussed above, management's time spent time investigating the Y2K matter and minor expenses for off-the-shelf software to aid in the testing. The systems we have found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. With the possible exception of the gate and security systems, we do not anticipate incurring any additional costs outside of personnel time directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, we anticipate that conforming our systems to be Y2K compliant will not have a material impact on our financial position or results of operation.

The preceding outline of our Y2K readiness is based on our best estimates of matters such as our vendors' readiness, our ability to operate our facilities manually and other such matters, which were derived utilizing assumptions of future events including the availability of certain resources, dependence upon third party modifications of our software and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those expected.

See the Qualitative and Quantitative Disclosure about Market Risk section regarding steps taken to safeguard against interest rate volatility stemming from Y2k issues.

GOVERNMENT REGULATION

North Carolina recently enacted legislation, which provides for, among other things, a limitation to 15% of the rental payment on late fees that may be charged on self-storage rental contracts. The legislation is effective October 1, 1999 and applies to rental contracts entered into on or after that date. We do not expect that this legislation will have a material effect on our results of operations. Although other states may enact similar legislation, we are unable to determine whether or when such legislation may be enacted and, if enacted, the impact that such legislation may have on our results of operations. Based upon a recent Maryland Court of Appeals decision, UNITED CABLE TELEVISION OF BALTIMORE LIMITED PARTNERSHIP V. LOUIS BURCH ET AL., Case #95311038/CL204287, we are evaluating our late fee charges in Maryland and may reduce such fees as a result. Any effect on our results of operations as a result of any such change will be immaterial. (see also, our discussion of pending litigation in MD&A Part II, page 19)

Tennessee recently enacted legislation that subjects limited partnerships and limited liability corporations to the Tennessee Excise and Franchise taxes, which will result in higher taxes on the Company. This new tax treatment is not expected to have a material impact on our results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the six months ended June 30, 1999 would have increased by approximately $121 thousand, based on average outstanding balances during that period.

During July of 1999, we purchased an interest rate cap from a bank to protect us from interest rate volatility, particularly as it pertains to Y2K issues. In return for a $45 thousand upfront premium, we have protection if the 3-month LIBOR rate moves above 6.0% during the period from November 5, 1999 through February 5, 2000.

LEGAL PROCEEDINGS

On July 22, 1999, a purported State of Maryland class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company has not yet filed a responsive pleading, but believes that it has defenses to the claims in this suit and intends to vigorously defend it. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases on our revenue growth, (c) our 1999 anticipated revenues, expenses and returns, (d) future capital requirements, (e) sources of capital, and (f) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

o Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
o Increased development of new facilities in our markets could result in over-supply and lower rental rates,
o Amounts that we charge for late fees are under review, have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could change, materially affecting the results of operations.
o The conditions affecting the bank, debt and equity markets could adversely change, making it difficult to obtain capital on satisfactory terms.
o   Competition could increase, reducing occupancy.
o Costs related to compliance with laws, including environmental laws could increase.
o   General business and economic conditions could negatively change.
o Other risk factors exist as described in our Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed from time to time with the Securities and Exchange Commission.

We caution you not to place undue reliance on any such forward looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 1999, we issued units of limited partnership interest ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

       Date of             Units         Approximate
      Issuance            Issued            Value
--------------------------------------------------------
   June 11, 1999          22,797        $    763,000
   June 15, 1999          43,908        $  1,475,000
   June 15, 1999          59,544        $  2,000,000
--------------------------------------------------------
   Total                 126,249        $  4,238,000


The Units were issued in private placements exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 to various owners of self-storage facilities. Beginning one year after their issuance, each Unit is redeemable for cash equal to the market value of one share of Common Stock in the GP at the time of redemption or, at our option, one share of Common Stock in the GP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 5, 1999, the GP held its Annual Meeting of Shareholders. Three matters were submitted to the shareholders for consideration:

          1.       election of nine Directors (being all of our Directors);

          2. ratification of the selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 1999; and

          3. a proposal to approve an amendment to the GP's 1995 Employee Stock Purchase and Loan Plan, increasing the shares available under the plan from 500,000 to 750,000.

1.   Election of Nine Directors:

     Director:                            For                   Withheld
     --------                             ---                   --------
     C. Ronald Blankenship            25,637,209                 18,964
     Howard P. Colhoun                25,638,509                 17,664
     Alan B. Graf,  Jr.               25,638,559                 17,614
     Dean Jernigan                    25,638,509                 17,664
     Mark Jorgensen                   25,639,014                 17,159
     Caroline S. McBride              25,638,914                 17,259
     John P. McCann                   25,637,509                 18,664
     William D. Saunders              25,637,109                 19,064
     Harry J. Thie                    25,638,409                 17,764

2. Ratification of the selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 1999.


                         For              25,443,190
                         Against               8,663
                         Abstain             204,320

3. Proposal to approve an amendment to the GP's 1995 Employee Stock Purchase and Loan Plan.

                          For              25,261,357
                          Against             165,506
                          Abstain             229,310


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 10.1 - Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of May 26, 1999
         Exhibit 10.2 - Limited Liability Company Agreement of Storage Portfolio I LLC, by and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated May 13, 1999.
         Exhibit 10.3 - First Amendment to Limited Liability Company Agreement of Storage Portfolio I LLC, dated as of June 7, 1999
         Exhibit 10.4 - Amendment No. 2 to 1995 Employee Stock Purchase and Loan Plan
         Exhibit 27 - Financial Data Schedule


b.       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Dated:            August 16, 1999

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