Form 10-Q
period 1999-09-30
SUSA PARTNERSHIP LP
filed 1999-11-15
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 1999
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                    For the transition period from      to

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



                                    Three months         Three months          Nine months          Nine months
                                           ended                ended                ended                ended
                              September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                              -------------------  -------------------  -------------------  -------------------

PROPERTY REVENUES:
Rental income                          $   61,824           $   57,038            $ 182,671            $ 156,898
Other income                                2,660                  702                6,275                3,025
                                       ----------           ----------            ---------            ---------

Total property revenues                    64,484               57,740              188,946              159,923
                                       ----------           ----------            ---------            ---------

PROPERTY EXPENSES:
Cost of property
  operations & maintenance                 15,318               14,647               46,424               39,834
Taxes                                       5,408                4,753               15,684               13,330
General & administrative                    3,500                2,916               11,022                7,513
Depreciation & amortization                 8,674                7,345               26,046               21,037
                                      -----------          -----------            ---------            ---------

Total property expenses                    32,900               29,661               99,176               81,714
                                      -----------          -----------            ---------            ---------

INCOME FROM PROPERTY OPERATIONS            31,584               28,079               89,770               78,209

OTHER INCOME (EXPENSE):
Interest expense, net                     (10,532)              (9,808)             (31,795)             (26,605)
                                      -----------          -----------            ---------            ---------

INCOME BEFORE GAIN (LOSS)
  ON SALE OF ASSETS, MINORITY
  INTEREST AND DISTRIBUTIONS
   TO PREFERRED UNITHOLDERS                21,052               18,271               57,975               51,604


Gain/(Loss) on sale of assets                 481                    -                  344                 (284)
                                      -----------          -----------            ---------            ---------

INCOME BEFORE MINORITY INTEREST
  AND DISTRIBUTIONS TO
  PREFERRED UNITHOLDERS                    21,533               18,271               58,319               51,320

Minority interest                            (208)                (166)                (300)                 (31)
                                      -----------          -----------            ---------            ---------

INCOME BEFORE DISTRIBUTIONS
  TO PREFERRED UNITHOLDERS            $    21,325          $    18,105            $  58,019            $  51,289
                                      -----------          -----------            ---------            ---------

Distributions to preferred
  unitholders                             ($1,609)                   -              ($4,160)                   -

NET INCOME ATTRIBUTABLE TO
  COMMON UNITHOLDERS                  $    19,716           $   18,105            $  53,859            $  51,289
                                      ===========           ==========            =========            =========

BASIC NET INCOME PER UNIT             $      0.62           $     0.58            $    1.71            $    1.65
                                      ===========           ==========            =========            =========

DILUTED NET INCOME PER UNIT           $      0.62           $     0.58            $    1.70            $    1.65
                                      ===========           ==========            =========            =========

                 See Notes to Consolidated Financial Statements

                              SUSA PARTNERSHIP, LP
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except unit data)



                                                                       as of                     as of
                                                          September 30, 1999         December 31, 1998
                                                      -----------------------    ----------------------
                                                             (unaudited)
ASSETS

Investments in storage facilities, at cost:
Land                                                               $  426,999                $  429,723
Buildings and equipment                                             1,199,604                 1,186,492
                                                      -----------------------    ----------------------
                                                                    1,626,603                 1,616,215

Accumulated depreciation                                              (86,222)                  (73,496)
                                                      -----------------------    ----------------------
                                                                    1,540,381                 1,542,719

Cash & cash equivalents                                                 1,672                     2,358
Advances and investments in real estate                               125,185                   112,163
Other assets                                                           94,143                    48,413
                                                      -----------------------    ----------------------

     TOTAL ASSETS                                                  $1,761,381                $1,705,653
                                                      =======================    ======================

LIABILITIES & PARTNERS' CAPITAL

Notes payable                                                       $ 600,000                $  600,000
Line of credit borrowings                                              87,316                    70,762
Mortgage notes payable                                                 70,731                    78,737
Other borrowings                                                       42,009                    47,625
Accounts payable & accrued expenses                                    30,776                    21,849
Dividends payable                                                      18,787                    17,758
Rents received in advance                                              11,723                    10,332
Other liabilities                                                      43,650                         -
Minority interest                                                         766                       822
                                                      -----------------------    ----------------------

     TOTAL LIABILITIES                                                905,758                   847,885
                                                      -----------------------    ----------------------

Limited common partnership units
  3,690,563 and 3,742,359 outstanding
  at redemption value                                                 101,490                   120,925

Commitments and contingencies

Partners' Capital:
Preferred Partnership units 650,000 outstanding                        65,000                    65,000
Deferred compensation                                                    (201)                        -
General Common Partnership units
  28,040,440 and 27,727,560 outstanding                               679,758                   678,522
Limited Common Partnership units                                       21,019                     4,710
Notes receivable - officers                                           (11,443)                  (11,389)
                                                      -----------------------    ----------------------

     TOTAL PARTNERS' CAPITAL                                          855,623                   857,768
                                                      -----------------------    ----------------------

     TOTAL LIABILITIES & PARTNERS' CAPITAL                         $1,761,381                $1,705,653
                                                      =======================    ======================

                 See Notes to Consolidated Financial Statements

                              SUSA PARTNERSHIP, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)



                                                                 Nine months ended      Nine months ended
                                                                September 30, 1999     September 30, 1998
                                                               --------------------   --------------------
OPERATING ACTIVITIES:
Net income                                                               $   53,859             $   51,289

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                           26,046                 21,037
     Minority interest                                                          300                     31
     Loss on exchange of self-storage facilities                               (344)                   284
     Changes in assets and liabilities:
          Other assets                                                      (15,150)               (20,688)
          Other liabilities                                                  15,539                 19,596
                                                               --------------------   --------------------
Net cash provided by operating activities                                    80,250                 71,549
                                                               ====================   ====================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                          (83,317)              (182,545)
Proceeds from sale/exchange of storage facilities                           (40,799)                 3,121
Development of storage facilities                                           (48,169)               (43,926)
Change in restricted escrow funds                                           (26,109)                     -
Advances and investments in real estate                                     (26,980)               (69,177)
Proceeds from liquidation of advances and investments in
  real estate                                                                20,769                  7,747
                                                               --------------------   --------------------
Net cash used in investing activities                                       (23,007)              (284,780)
                                                               ====================   ====================

FINANCING ACTIVITIES:
Net borrowings under line of credit                                          16,554                 55,169
Mortgage principal payments/payoffs                                          (3,713)                (3,121)
Mortgage principal borrowings                                                     -                    145
Other borrowings principal payments/payoffs                                  (6,131)                     -
Cash dividends                                                              (55,175)               (35,437)
Preferred unit dividends                                                     (3,894)                     -
Proceeds from issuance of notes payable                                           -                198,311
Payments on notes receivable                                                     91                  3,062
Limited partner distributions                                                (7,310)                (4,315)
Other financing transactions, net                                             1,649                  1,122
                                                               --------------------   --------------------
Net cash (used in)/provided by financing activities                         (57,929)               214,936
                                                               ====================   ====================

Net (decrease)/increase in cash and equivalents                                (686)                 1,705
Cash and equivalents, beginning of period                                     2,358                    909
                                                               --------------------   --------------------
Cash and equivalents, end of period                                      $    1,672             $    2,614
                                                               ====================   ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Equity share of joint venture received for disposition of
  assets                                                                 $    5,900             $        -
 Common Stock issued in exchange for notes receivable and
  contributed to Partnership in exchange for Partnership
  units                                                                           -                  1,997
 Common stock issued to Directors and contributed to
  Partnership in exchange for Partnership units                                 160                    132
 Mortgages assumed on storage facilities acquired                                 -                 28,135
 Note received in consideration for facility sold                               875                      -
 Storage facilities acquired in exchange for Partnership Units                4,238                 33,962
 Storage facilities acquired in exchange for deferred
  Partnership Unit agreement                                                  1,000                 10,785
 Storage facilities acquired in exchange for unsecured notes                      -                 12,769
 Storage facilities acquired through capital lease                                -                 23,889
 Restricted stock issued                                                        246                      -
 Partnership Units exchanged for shares of GP common stock                    7,276                    211
 Exchange of storage facilities (net)                                          (344)                   284
 Minority interest in acquired facility                                           -                     45
                                                               ====================   ====================


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
              (AMOUNTS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)


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

2.       ORGANIZATION
         ------------

         The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 1999 and December 31, 1998, respectively, the GP owed approximately 88.5% and 88.7% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       RECLASSIFICATIONS
         -----------------

         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


4.       INVESTMENT IN STORAGE FACILITIES
         --------------------------------

         The following table summarizes the activity in storage facilities during the period:

         Cost:
               Balance on January 1, 1999        $      1,616,215
               Property acquisitions                       65,555
               Investment in development                   48,145
               Disposition of property                   (113,203)
               Improvements and other                       9,891
                                                 ----------------
               Balance on September 30, 1999     $      1,626,603
                                                 ================

          Accumulated Depreciation:
               Balance on January 1, 1999         $        73,496
               Additions during the period                 24,962
               Disposition of property                    (12,236)
                                                  ---------------
               Balance on September 30, 1999      $        86,222
                                                  ===============


         Construction in process of $70,530 at September 30, 1999 and $65,716 at December 31, 1998 is included in investment in storage facilities.

         During the nine months ended September 30, 1999, the Company acquired 13 properties for $65.6 million and disposed of 37 properties, including the 32 properties associated with the joint venture transaction described in note 5.

         The following pro forma combined results of operations of the Company for the nine months ended September 30, 1999 has been prepared assuming that the acquisition of the thirteen properties and the dispositions of the 37 properties transacted during the same nine month period had been completed as of January 1, 1999. . The unaudited combined financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the period, nor does it purport to represent the results of operations of future periods.


                                        PRO FORMA FOR THE
                                        NINE MONTHS ENDED
                                       SEPTEMBER 30, 1999
                                       ------------------

         Revenues                               $ 184,857
         Net income                             $  42,972
         Basic net income per unit              $    1.36
         Diluted net income per unit            $    1.36


5.       INVESTMENT IN JOINT VENTURES
         ----------------------------

         On June 7, 1999, the Company formed a joint venture (the "Joint Venture") with a major institutional investor, Fidelity Management Trust Company ("Fidelity"). In accordance with the agreement, the Company contributed 32 self-storage facilities for total consideration of $144,000, which included $131,000 in cash proceeds and a 25% interest in the joint venture. Fidelity owns the remaining 75% interest.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)

         The self-storage facilities had a book value of $91,216. The Company manages the Joint Venture and continues to operate all of the Joint Venture's assets under the Storage USA brand for a fee. In order to facilitate tax-free exchanges of facilities, $90,290 of the proceeds was placed in escrow. As of September 30, 1999, $26,124 of these proceeds remained in escrow and is included in other assets. A $43,670 gain on the transaction was deferred and is included in other liabilities, until such time the Company disposes of its interest in the Joint Venture. The Company's $5,900 investment in the Joint Venture is included in advances and investments in real estate and its proportionate share of the earnings of the Joint Venture are recognized in other income.


6.       OTHER ASSETS
         ------------

                                                      As of           As of
                                              September 30,    December 31,
                                                       1999            1998
                                              ------------------------------

         Restricted cash - escrow accounts         $  26,878       $      -
         Deposits                                      5,453          5,046
         Deferred costs of issuances of
              unsecured notes                          6,165          7,533
         Accounts receivable                           5,006          4,754
         Mortgages receivable                          7,194          3,624
         Notes and other receivables                  16,017         13,779
         Other intangible                              4,332          3,159
         Other                                        23,098         10,518
                                              ------------------------------
              Total Other Assets                  $   94,143      $  48,413
                                              ------------------------------

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

                                                               AS OF
         LINE OF CREDIT BORROWINGS                SEPTEMBER 30, 1999
         ------------------------------------------------------------
         Total lines of credit                            $   240,000
         Borrowings outstanding                           $    87,316
         Weighted average daily interest
             rate year-to-date                                   6.63%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


         The Company from time to time assumes mortgages on facilities acquired. The following table provides information about the mortgages:


         MORTGAGE NOTES PAYABLE
         AS OF SEPTEMBER 30, 1999

                                                                                                     Average
                                                                               Interest Rate   Interest Rate
                                           Face Amount    Maturity Range               Range    Year-to-Date
                                         --------------------------------------------------------------------
         Fixed rate                        $   58,609       2004-2016              6.5%-11.5%           9.97%
         Variable rate                          5,359       2007-2016               7.4%-9.0%           8.20%
                                           ----------                                               --------
                                                                                                       9.76%
                                               63,968
         Premiums                               6,763
                                           ----------
         Mortgage notes payable            $   70,731


         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.



         OTHER BORROWINGS
         AS OF SEPTEMBER 30, 1999
         ----------------------------------------------------------------------------------------
                                             Face Amount         Carry Value      Imputed Rate
         ----------------------------------------------------------------------------------------
         Non-interest bearing notes          $    9,150           $   8,213              7.50%
         Deferred units                          12,000              10,065              7.50%
         Capital Leases                               -              23,731              7.50%
                                         --------------------------------------------------------
                                                                  $  42,009



         During the nine months ended September 30, 1999, total interest paid on all debt was $40,593 and total interest capitalized for construction costs was $3,086.


8.       OTHER INCOME
         ------------

         Other income for the three months and nine months ended September 30, 1999 and 1998 consisted primarily of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:




                                             Three months ended    Three months ended    Nine months ended   Nine months ended
                                            September 30, 1999     September 30, 1998   September 30, 1999  September 30, 1998
                                            ----------------------------------------------------------------------------------
Facility specific revenue                            $     997               $    841            $   2,953           $  2,225
Management fees                                            637                    286                1,355                788
Share of net income of equity investments                1,026                   (425)               1,967                 12
                                            ----------------------------------------------------------------------------------
Total other income                                   $   2,660               $    702            $   6,275           $  3,025
                                            ==================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


9.       INCOME PER UNIT
         ---------------

         Basic and diluted income per unit is calculated as presented in the following table:


                                                            Three months ended September 30,     Nine months ended September 30,
                                                                    1999               1998                1999            1998
                                                       -------------------------------------------------------------------------
Basic net income per Unit:
      Net income attributable to common unitholders            $  19,716          $  18,105           $  53,859       $  51,289
      Basic weighted average Units outstanding                    31,694             31,357              31,578          31,036
      --------------------------------------------------------------------------------------------------------------------------
      Basic net income per Unit                                $    0.62          $    0.58           $    1.71       $    1.65

Diluted net income per Unit:
      Net income attributable to common unitholders            $  19,716          $  18,105           $  53,859       $  51,289

      Basic weighted average Units outstanding                    31,694             31,357              31,578          31,036
      Dilutive effect of stock options                                47                 94                  68             125
                                                       -------------------------------------------------------------------------
      Diluted weighted average Units outstanding                  31,741             31,451              31,646          31,161
                                                       -------------------------------------------------------------------------
      Diluted net income per Unit                              $    0.62          $    0.58           $    1.70       $    1.65


10.      INTEREST EXPENSE, NET
         ---------------------

                                    Three months ended September 30,      Nine months ended September 30,
                                               1999               1998               1999                1998
                                  ----------------------------------------------------------------------------
         Interest expense                 $   14,017         $   12,363        $   41,582          $   32,105
         Interest income                      (3,485)            (2,555)           (9,787)             (5,500)
                                  ----------------------------------------------------------------------------
         Interest expense, net            $   10,532         $    9,808        $   31,795          $   26,605
                                  ============================================================================

11.      COMMITMENTS
         -----------

         As of September 30, 1999, the Company is committed to advance an additional $51,580 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,830 of loan commitments made by third party lenders to franchisees of Franchise, of which $7,714 has been funded at September 30, 1999.

12.      SUBSEQUENT EVENTS
         -----------------

         From September 30, 1999 to November 5, 1999, the Company completed the acquisition of three self-storage facilities for approximately $26.4 million. All three were Storage USA franchised facilities. Two of the facilities were open and operating, while the third was under construction. These acquisitions were financed primarily through the escrow proceeds from the joint venture transaction described in Note 5. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $10.9 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material. The sale of another facility also occurred subsequent to the end of the quarter, for approximately $2.6 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)


13.      LEGAL PROCEEDINGS
         -----------------

         On July 22, 1999, a purported class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in this suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

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


INTERNAL GROWTH

The following table compares Same-Store Facilities for the quarter (312 properties owned since July 1, 1998) and for the first nine months of 1999 (274 properties owned since January 31, 1998). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.


                                     --------------------------------------------------------------------------------------------
                                              Quarter Ended September 30,                 Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------------------
Same-Store Results                        1999             1998         Growth %        1999             1998         Growth %
---------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)
Revenues                               $    49,036       $  46,480       5.50%        $122,600         $116,135        5.60%
Operating Expenses                           8,160           8,181      (0.30%)         20,879           20,469        2.00%
Property Tax & Other                         4,883           5,321      (8.20%)         12,801           13,598       (5.90%)
                                     --------------------------------------------------------------------------------------------
Total Expenses                              13,043          13,502      (3.40%)         33,680           34,067       (1.10%)
                                     --------------------------------------------------------------------------------------------
NOI                                    $    35,993       $  32,978       9.10%        $ 88,920         $ 82,068        8.30%
                                     ============================================================================================

Physical Occupancy                            88.2%           88.7%     (0.60%)           86.7%            87.1%      (0.50%)

Scheduled Rent per Square Foot         $     11.06       $   10.41       6.20%        $  10.83         $  10.18        6.40%

Realized Rent per Square Foot          $     10.08       $    9.53       5.80%        $   9.74         $   9.20        5.90%


o Our Same-Store Facilities achieved 9.1% NOI growth in the third quarter of 1999 as compared to the same quarter in 1998. The growth resulted from revenue increases of 5.5% combined with a reduction in expenses of 3.4%. For the nine months ended September 30, 1999, same-store NOI grew 8.3%, due to a combination of revenue increases, 5.6%, and an expense reduction 1.1%.
o The revenue increase of 5.5% for the quarter and 5.6% for the first nine months was driven by an increase in scheduled rent per square foot of 6.2% for the quarter and 6.4% for the first nine months, each partially offset by a decrease in physical occupancy and higher discounting activity than prior periods.
o Our operating expenses shrank 0.3% from the third quarter of 1998, but showed an increase of 2.0% over the first nine months of 1998. Meanwhile, property tax and other expenses decreased 8.2% over the third quarter of 1998 and 5.9% over the first nine months of 1998, due primarily to significant reductions in insurance costs.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the third quarter of 1999 and the nine months ended September 30, 1999 over the corresponding periods in 1998.



                                                             % of       Change in Net Rental      % Change in         % Change in
                                               # of        YTD same-         Income (1)        Realized RPSF (2)    Occupied sq. ft.
Market                                       Facilities    store NOI       YTD        QTD        YTD        QTD      YTD       QTD
------------------------------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA            44        20.4%        11.7%      12.0%       8.8%      8.9%      2.6%     2.8%
Washington-Baltimore, DC-MD-VA-WV                  16        10.0%         5.2%       6.4%       5.9%      6.6%     -0.6%    -0.1%
New York-N. New Jersey-Long Island, NY             13         8.4%         2.8%       4.0%       3.5%      4.8%     -0.7%    -0.8%
Miami-Fort Lauderdale, FL                          14         7.6%         3.8%       3.5%       5.6%      5.8%     -1.7%    -2.2%
San Francisco-Oakland-San Jose, CA                  8         4.1%         2.6%       1.1%       8.1%      6.9%     -5.2%    -5.4%
Philadelphia-WILM-Atlantic City, PA-NJ             11         3.8%         8.1%       7.3%       5.4%      5.4%      2.6%     1.8%
Phoenix,-Mesa, AZ                                  13         3.7%         5.4%       6.0%       5.6%      7.0%     -0.2%    -0.9%
San Diego, CA                                       6         3.2%        12.0%       9.6%      11.3%     10.3%      0.6%    -0.6%
Nashville, TN                                       8         2.9%        -1.5%      -0.8%       2.2%      2.0%     -3.6%    -1.0%
Dallas-Forth Worth, TX                              6         2.6%         4.2%      -1.2%       6.8%      1.6%     -2.5%    -2.8%

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2)   Rent per square foot.

      During the nine months ended September 30, 1999, we also continued to make progress on a number of strategic initiatives aimed at reaching new self-storage customers:

   1. The implementation of our national reservation center was completed in the third quarter of 1999. We now have full national coverage of all of our facilities. Rollover calls nationwide are now forwarded to the Memphis reservation center, where knowledgeable Storage USA employees can supply potential customers with facility information and reserve storage units.

   2. On September 27, 1999, we announced that we closed on our strategic alliance with Budget Group Inc. This strategic alliance includes:
     o A multi-year joint venture between affiliates of Budget Group, Inc. ("Budget") and Storage USA Franchise Corp., owned 50/50, for the purpose of franchising and converting existing self-storage facilities and franchising new facilities under the combined "Budget" and "Storage USA" brands, which may be terminated by either party for any reason after three years by exercising a buy-sell option, or earlier for other reasons, such as an event of a default by either party.
     o Our access, during the term of the joint venture, to pre-qualified self-storage customer leads from the Budget and Ryder national reservation centers, which will transfer calls to Storage USA's national reservation center. Budget will have access to pre-qualified leads for truck rental by transfer to its national reservation center.
    o We are a primary truck rental partner with Budget Truck Rental and Ryder TRS and will limit our truck rental relationships to Budget Truck Rental and Ryder TRS.
    o We will change our signs to reflect the new relationship with Budget on approximately 140 company-owned facilities in California, Texas, and Indiana on an agreed schedule over the next 12 to 18 months. These markets were chosen as they reflect areas where both Storage USA and Budget have prominence.
     In early May, reservation agents at Budget's national reservation center in Carrollton, Texas began referring truck rental customers with a stated interest in self-storage to our national reservation center.
     During the third quarter, we started receiving such referrals from Ryder, also. A program for placing Budget/Ryder truck dealerships at our facilities is in process and, by the end of the year 2000, we expect to have about 75% of our facilities equipped with full Budget dealerships.

EXTERNAL GROWTH

ACQUISITIONS

During the second quarter of 1999, we formed a joint venture with Fidelity Management Trust Company (the "Venture"), to raise capital. We contributed 32 self-storage facilities with a total value of $144 million to the Venture in return for $131 million in cash and a 25% interest in the joint venture. Fidelity holds the remaining 75% interest. We manage the Venture and operate all of the Venture's assets under the Storage USA brand for a fee. We planned to use approximately $90 million of these proceeds to acquire in tax-free exchanges new self-storage facilities that have greater potential for growth than the facilities that were disposed. As of September 30, 1999, $64 million of the $90 million had been used for this purpose, with additional property acquisitions identified for the remaining $26 million. The following table shows the facilities acquired during the first three quarters of 1999:



                                  Number of         Total          Net Rentable
Quarter ended                     Facilities      Investment       Square Feet
-------------------------------------------------------------------------------
(amounts in thousands except number of facilities)

March 31, 1999                           1          $ 2,673                 70
June 30, 1999                            7           43,896                506
September 30, 1999                       5           18,986                376
                            ---------------------------------------------------
   Total year-to-date                   13          $65,555                952
                            ===================================================


Three of the five properties acquired in the third quarter of 1999 were former Storage USA franchised facilities, located in Massachusetts, Alabama and Florida. These properties accounted for 186 thousand square feet and a total investment of $8.5 million . The remaining two acquisitions were in Tennessee and Southern California, and made up the remaining square footage, 190 thousand, and total investment, $10.5 million.

Four of the seven properties acquired in the second quarter were purchased from unaffiliated parties, and were located in the metro New York area; the other three were former franchise facilities, located in the Dallas area. We also acquired the minority interest in one joint venture facility for approximately $2 million in the second quarter. The lone first quarter acquisition was a formerly franchised Tennessee facility.

From September 30, 1999 to November 5, 1999, the Company completed the acquisition of three self-storage facilities for approximately $26.4 million. All three were Storage USA franchised facilities. Two of the facilities were open and operating, while the third was under construction. These acquisitions were financed primarily through the escrow proceeds from the joint venture transaction described in Note 5. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $10.9 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material.

Based upon current conditions, we do not anticipate acquiring a significant number of facilities in the remainder of 1999 beyond those to be acquired with proceeds from the Venture. For more details on the Venture see the "Liquidity and Capital Resources" section.

NEW DEVELOPMENT AND EXPANSION

The following newly developed and expanded facilities were opened in the first three quarters of 1999:

                            ------------------------------------------------------------------------------------------------
                                               Developments                                     Expansions
                            ------------------------------------------------------------------------------------------------
                                Number of                        Net Rentable     Number of                    Net Rentable
Quarter ended                   Facilities      Investment       Square Feet      Facilities    Investment     Square Feet
----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 1999                           -                -                  -            5        $ 5,466              129
June 30, 1999                            5          $20,890                379            3          2,791               65
September 30, 1999                       2            9,225                146            4          4,885               85
                            ------------------------------------------------------------------------------------------------
Total year-to-date                       7          $30,115                525           12        $13,142              279
                            ================================================================================================


The following chart details our development and expansion projects under construction or in construction planning as of September 30, 1999:



                                                                          Expected      Investment      Remaining
                                     # of Prop.        Square feet       Investment        to Date     Investment
                                   ------------------------------------------------------------------------------
(amounts in thousands except numbers of facilities)
Total development in process                26            2,026        $  137,129      $  48,988       $  88,141
Total expansions in process                 31              614        $   31,701      $  11,859       $  19,842
                                   ------------------------------------------------------------------------------
Total                                       57            2,640        $  168,830      $  60,847       $  107,983

                                   ==============================================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.


                  ------------------------------------------------------------------------------------------------------
                   4th Qtr 99    1st Qtr 00     2nd Qtr 00    3rd Qtr 00     4th Qtr 00     Thereafter       Total
                  ------------------------------------------------------------------------------------------------------
(amounts in thousands)
Development         $  12,830    $  26,879      $   25,517     $  13,975    $  16,569       $  41,359     $ 137,129

Expansions              4,907        9,110           2,225         3,123        3,409           8,927        31,701
                  ------------------------------------------------------------------------------------------------------

Total               $  17,737    $  35,989      $   27,742     $  17,098    $  19,978       $  50,286     $  168,830

                  ======================================================================================================


FRANCHISING

During the third quarter of 1999, Storage USA Franchise Corp. opened three new facilities, increasing the year to date total of newly opened facilities to sixteen. During the first nine months of 1999, eleven franchised facilities were sold by franchisees, seven to us and four to third parties, and three contracts were terminated, bringing the total number of franchised facilities, open and operating, to 42 as of September 30, 1999.

We have an equity interest in some of the franchised facilities, typically ranging from 40% to 45%. We receive these equity interests in partial payment for our extension of credit in the form of a construction loan to the franchisee. The following table presents the status of our franchising program as of September 30, 1999 and notes both those projects in which we have and those in which we do not have an equity interest.

                                             With        Without
                                           Equity         Equity
                                    Participation  Participation          Total
--------------------------------------------------------------------------------
Open and Operating                             31             11             42
In Construction                                10             11             21
In Design                                       8              6             14
--------------------------------------------------------------------------------
Total                                          49             28             77
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter and the nine months ended September 30, 1999 and September 30, 1998 based on a percentage of total revenues and is used in the discussion that follows:




                                      THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                  1999                  1998                  1999                  1998
-------------------------------------------------------------------------------------------------------------------------
REVENUE
Rental Income                                    91.0%                 94.6%                 91.9%                 94.8%
Other Income                                      3.9%                  1.2%                  3.2%                  1.8%
Interest Income                                   5.1%                  4.2%                  4.9%                  3.3%

-------------------------------------------------------------------------------------------------------------------------
Total Income                                    100.0%                100.0%                100.0%                100.0%

EXPENSES
Property Operations                              22.5%                 24.3%                 23.4%                 24.1%
Taxes                                             8.0%                  7.9%                  7.9%                  8.1%
General and Administrative                        5.1%                  4.8%                  5.5%                  4.5%


Rental income increased $4.8 million, or 8.4% in the quarter ended September 30, 1999 and $25.8 million, or 16.4% for the nine months ended September 30, 1999 compared to the same periods in 1998. This increase is primarily a result of recognizing a full year of rental income on the 1998 acquisitions and our internal growth, as outlined in the section entitled, "Internal Growth." The primary contributors to rental income growth are summarized in the table below.



Rental Income Growth in 1999 over 1998 for comparable periods ended September 30              Quarter  Year-to-Date
--------------------------------------------------------------------------------------------------------------------
1998 acquisitions                                                                              $5,643       $22,363
Same-store facilities                                                                           2,344         6,356
1999 acquisitions                                                                               3,005         3,475


The remainder of the rental income growth, quarterly and year to date, is attributed to newly developed and expanded facilities offset by the sale of facilities to the Venture discussed in the section entitled "External Growth-Acquisitions". The majority of the Same-Store Facilities' revenue growth for the quarter was provided by an approximate 5.8% increase in realized rent per square foot, from $9.53 per square foot in the third quarter of 1998 to $10.08 for the same period in 1999. Physical occupancy during this period declined slightly, from 88.7% in 1998 to 88.2% in 1999. For the nine months ended September 30, a Realized Rent per Square Foot increase of 5.9%, from $9.20 to $9.74, contributed to the bulk of the same-store rental income growth, with occupancy again experiencing a small decrease, from 87.1% in 1998 to 86.7% this year.

We have reevaluated the amounts that we charge our customers for late fees and expect to reduce them. We cannot currently determine the amount by which any reductions will reduce our revenue in future periods for a number of reasons, including the fact that our late fee charges vary across the country, they varied at facilities we acquired and facility managers have the discretion to waive late fees. However, the fee change could reduce revenues in 2000 by as much as $5 million. We expect that any revenue reduction may be offset, in part by increased rents, increased late fee collection efforts, and continued efficiencies in our operating margins, but are not yet able to estimate the net effect of these items. The change in fees is expected to become effective in the first quarter of 2000. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee charges.

Other income grew $1.9 million in the third quarter of 1999 over the same period in 1998, and $3.3 million for the nine months ended September 30, 1999 versus the same nine months in 1998. Other income consisted primarily of revenue from facility-specific activities (rental of floor and storage space for locks and packaging materials, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                  Three months       Three months              Nine months         Nine months
                                                         ended              ended                    ended               ended
                                            September 30, 1999  September 30,1998       September 30, 1999  September 30, 1998
                                            -----------------------------------------------------------------------------------
Facility specific revenue                           $      997         $      841         $     2,953        $     2,225
Management fees                                            637                286               1,355                788
Share of net income of equity investments                1,026               (425)              1,967                 12
                                            -----------------------------------------------------------------------------------
Total other income                                  $    2,660         $      702         $     6,275        $     3,025
                                            ===================================================================================

As a percentage of revenues, cost of property operations and maintenance decreased from the third quarter of 1998 to 1999, 24.3% to 22.5%, and for the nine months ended September 30, 1998 to 1999, 24.1% to 23.4%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth, as evidenced here.

Tax expense as a percentage of revenues was 8.0% for the third quarter of 1999 and 7.9% for the nine months ended September 30, 1999 compared to 7.9% and 8.1% for the same periods in 1998. Tax expense as a percentage of revenues trends down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend was offset in the third quarter of 1999 by a reserve of $270 thousand being recorded for the expense associated with a recently-enacted Tennessee law that subjects limited partnerships and limited liability corporations to the Tennessee Excise and Franchise taxes.

General and administrative expenses ("G&A") as a percentage of revenues increased from 4.8% in the third quarter of 1998 to 5.1% for the same period of 1999. This was indicative of a G&A expense increase from $2.9 to $3.5 million between the two periods. For the nine months ended September 30, 1999 G&A expenses as a percentage of revenues increased from 4.5% to 5.5% from 1998 to 1999, reflecting a dollar increase from $7.5 million to $11.0 million. This growth in G&A is a result of the expansion throughout 1998 of our administrative, marketing, acquisition and development, management information systems, human resources, and legal departments.

Depreciation and amortization expense increased from $7.3 million in the third quarter of 1998 to $8.7 million for the same period in 1999, and from $21.0 million to $26.0 million for the nine months ended September 30, 1998 to the like period in 1999. This was due to our acquisition and development of approximately $151 million in depreciable assets since September 30, 1998 partially offset by the sale of $115 million of depreciable assets in 1999, mostly to form the Venture discussed in the section entitled "External Growth-Acquisitions."

Interest expense increased from $12.3 million in the third quarter 1998 to $14.0 million during the same period 1999. For the nine months ended June 30, 1999 the expense rose from 1998 to 1999, from $32.1 million to $41.6 million. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest.

                                      Three months ended September 30,               Nine months ended September 30,
                                   1999                       1998                    1999                  1998
                               ---------------------------------------------------------------------------------------------

                                                   W/A                    W/A                    W/A                    W/A
                                        W/A   INTEREST         W/A   Interest          W/A  INTEREST         W/A   Interest
Debt                              BORROWING       RATE   Borrowing       Rate    BORROWING      RATE   Borrowing       Rate
----------------------------------------------------------------------------------------------------------------------------
Notes payable                      $600,000      7.37%    $600,000      7.37%     $600,000     7.37%    $466,667      7.42%
Lines of credit                      85,508      6.51%      48,200      6.85%       92,963     6.24%      78,300      6.81%
Mortgages payable                    64,114      9.76%      54,900      9.75%       65,885     9.76%      50,100      9.72%
Leases & other borrowings            47,126      7.50%       9,600      7.50%       47,486     7.50%       3,200      7.50%

                              Three months ended September 30,   Nine months ended September 30,
                                       1999              1998             1999             1998
                            --------------------------------------------------------------------
Capitalized interest                   925                978             3,086            2,420


Interest expense will continue to rise in 1999 as the $200 million of notes payable issued in mid-1998 will be outstanding for the entire year and additional borrowings on our lines of credit may occur in the remainder of the year.

Interest income grew to $3.5 million in the third quarter of 1999 from $2.6 million during the same period in 1998. Likewise, interest income increased to $9.8 million for the nine months ended September 30, 1999 from $5.5 million in the corresponding period in 1998. Approximately $749 thousand of the third quarter increase, and $3.2 million of the year to date increase, is due to the interest earned on advances from us to Franchisees of Storage USA Franchise Corp. We expect that this income will continue to grow as we make further advances under this program. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits and escrowed funds.

The facilities that were sold to the joint venture discussed in the section entitled "External Growth Acquisitions" for $144 million produced a $43 million deferred gain, which is recorded in the other liabilities section of our balance sheet. No gain can be recognized for so long as we retain a 25% interest in the Venture. Only a sale to an unrelated third party would allow us to recognize the gain. In addition to the properties sold to the Venture, we sold five facilities during the nine months ended September 30, 1999, resulting in a $616 thousand gain. Other asset dispositions during the year reduced the total gain to $344 thousand as of September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $80.2 million during the nine months ended September 30, 1999 as compared to $71.5 million during the same period in 1998. These increases are primarily a result of the significant expansion of our property portfolio. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

In the nine months ended September 30, 1999, we received $140.8 million in proceeds from the sale of self-storage facilities, including those 32 facilities involved in the joint venture transaction described in the section entitled "External Growth - Acquisitions." In order to redeploy these proceeds in a tax efficient manner, $95.3 million of the total proceeds were placed in escrow accounts. These proceeds were to be used to acquire additional properties and development land parcels in tax-free exchanges. As of September 30, 1999, $69.1 million of these funds had been used for that purpose.

We invested a total of $87.4 million in the first nine months of 1999 in the acquisition and improvement of self-storage facilities compared to $182.5 million during the same period 1998. These acquisitions and improvements were financed through $83.3 million cash, $60.9 million cash from the escrow account described above and $4.2 million in Units.

In addition to acquisitions, we invested $48.2 million in the first nine months of 1999 and $43.9 million in the first nine months of 1998 for land held for development and construction of self-storage facilities. Of the $48.2 million invested in 1999, $40.0 was in cash, and the remaining $8.2 million reflected purchase of development land parcels through the escrowed funds described above. There were 26 newly developed facilities and 31 expansions of existing facilities in process with $60.8 million invested at September 30, 1999. The total budget for these facilities is $168.8 million, of which $108.0 million remains to be invested. We also provided $27.0 million in financing to franchisees of Storage USA Franchise Corp. during the nine months ended September 30, 1999. Proceeds were also received from certain franchisees, as six repaid their loans during the period, generating $20.8 million in cash. We have $51.6 million of loan commitments to other franchisees to fund as of September 30, 1999.

Between November 1996 and July 1998, we issued $600 million of notes payable. The notes are our obligations, and may be redeemed at any time at our option, subject to a premium payment and other terms and conditions. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average of 7.42%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At September 30, 1999 we had 3.7 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to the fair market value ($2.2 million, based upon a price per Unit of $27.50 at September 30, 1999) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.6 million Units for amounts equal to the fair market value ($99.2 million, based upon a price per Unit of $27.50 at September 30, 1999) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of the GP's securities or other indebtedness. We have agreed to register any shares of the GP's common stock issued upon redemption of Units under the Securities Act of 1933.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At September 30, 1999, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. The lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the nine months ended September 30, 1999 of $16.6 million. For the same period in 1998, net borrowings totaled $55.2 million. Borrowings would have been greater in 1999 if we had not used $39.4 million of the proceeds received from the joint venture described in the section entitled "External Growth - Acquisitions" to reduce those lines of credit in the second quarter. Also, on May 26, 1999, we closed on a $200 million unsecured revolving credit line with a group of commercial banks, representing a $50 million increase from the previous line of credit. The line bears interest at a spread of 120 basis points over LIBOR based on our current debt rating. The maturity was extended to March 31, 2002, and existing covenants were modified.

We have committed to fund approximately $58.9 million of the remaining $108.0 million to be invested in the development and expansion pipeline and committed to provide financing to franchisees for approximately $51.6 million. We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our firm commitments.

We expect to incur approximately $3.9 million for scheduled maintenance and repairs during 1999 and approximately $2.3 million to conform facilities acquired from 1994 to 1998 to our standards of which $2.2 million for scheduled maintenance and $1.0 million for conforming facilities acquired has been incurred to date.


FUNDS FROM OPERATIONS ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per unit may not be comparable to other REITs that may add back total depreciation and amortization, which may include, for example depreciation and amortization of office equipment.

The following table illustrates the components of our FFO for the three months and nine months ended September 30, 1999 and September 30, 1998:


                                                              Three Months      Three Months      Nine Months      Nine Months
                                                                     Ended             Ended            Ended            Ended
                                                             September 30,     September 30,    September 30,    September 30,
                                                                      1999              1998             1999             1998
                                                          ---------------------------------------------------------------------
  Net income attributable to common unitholders                   $19,716           $18,105          $53,859          $51,289
  Loss/(Gain) on sale of assets                                      (481)                -             (344)             284
  Total depreciation and amortization                               8,674             7,345           26,046           21,037
  Depreciation from unconsolidated entities                           142                 -              191                -
  Less depreciation of non-revenue producing property                (768)             (402)          (1,932)          (1,185)
                                                           ---------------------------------------------------------------------
  FFO attributable to common unitholders                          $27,283           $25,048          $77,820          $71,425

During the third quarter of 1999, the GP declared a dividend per share of $0.67, which is an increase of 4.7% over the third quarter 1998 dividend of $0.64. To date, $2.01 per share in dividends have been declared, compared to $1.92 in 1998, again a 4.7% increase. As a qualified REIT, the GP is required to distribute a substantial portion of its net income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


YEAR 2000 COMPLIANCE

We are carrying out our plan to ensure that all of the material aspects of our operations are Year 2000 ("Y2K") compliant. As part of our Y2K planning and readiness program, we have retained an outside consultant to assist us in our assessment of potential Y2K issues and to assist in the development of a strategy for testing such systems. There are three phases to our Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of our systems and documenting their Y2K compliance. We have substantially completed this phase at this time. The third phase which will be completed during the fourth quarter of 1999, involves implementing any necessary changes, if any, by the end of the third quarter of 1999. We have grouped all of our systems into three categories based on their importance in operating our facilities: critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions:

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

o The gate and security systems at some of our self-storage facilities have not yet been documented as being Y2K compliant. We have tested 60% of our gate systems and have noted no problems that would affect our usage. The remaining gate systems will be tested by the middle of November 1999. Any non-compliant gate and security systems that have Y2K issues that will have a material adverse affect on the operations of our facilities will be scheduled for upgrade or replacement by the end of December. The cost of replacement varies by facility and has not yet been determined.

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

Because we have invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. The costs that we have incurred to date include $43 thousand for an outside consultant discussed above, management's time spent time investigating the Y2K matter and minor expenses for off-the-shelf software to aid in the testing. The systems we have found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. With the possible exception of the gate and security systems, we do not anticipate incurring any additional costs outside of personnel time directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, we anticipate that conforming our systems to be Y2K compliant will not have a material impact on our financial position or results of operation.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the nine months ended September 30, 1999 would have increased by approximately $174 thousand, based on average outstanding balances during that period.

In July of 1999, we purchased an interest rate cap from a bank to protect us from interest rate volatility, particularly as it pertains to Y2K issues. In return for a $45 thousand upfront premium, we have protection if the 3-month LIBOR rate moves above 6.0% during the period from November 5, 1999 through February 5, 2000.

LEGAL PROCEEDINGS

On July 22, 1999, a purported class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald
v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in this suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


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

                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 1999, we issued units of limited partnership interest ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

                Date of             Units            Approximate
                Issuance            Issued              Value
          -------------------------------------------------------
          June 11, 1999              22,797          $    763,000
          June 15, 1999              43,908             1,475,000
          June 15, 1999              59,544             2,000,000
          September 25, 1999         37,071               999,998
          -------------------------------------------------------
          Total                     163,320          $  5,237,998


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 10.1.1 - Form of Severance Agreement between the GP and Dean Jernigan, Chairman, President and Chief Executive Officer, effective August 16, 1999.

         Exhibit 10.1.2 - Form of Severance Agreement between the GP and Christopher P. Marr, Chief Financial Officer effective August 16, 1999.

         Exhibit 10.1.3 - Form of Severance Agreement between the GP and each of: (I) John W. McConomy, Executive Vice President, General Counsel and Secretary; (II) Karl T. Haas, Executive Vice President Operations;
         (III) Morris J. Kriger, Executive Vice President Acquisitions; (IV) Francis C. ("Buck") Brown, III, Senior Vice President Human Resources;
         (V) Richard B. Stern, Senior Vice President Development; (VI) Russell
         W. Williams, Senior Vice President Sales and Marketing; and (VII) Mark
         E. Yale, Senior Vice President Financial Reporting effective August 16, 1999.

         Exhibit 10.1.4 - Form of Severance Agreement between the GP and each of: (I) Teresa K. Corona, Vice President, Investor Relations, (II) Michael P. Kenney, Vice President Operations - Western Division, (III) Stephen R. Nichols, Vice President Operations - Eastern Division, (IV) Richard J. Yonis, Vice President Operations - Central Division effective August 16, 1999.

         Exhibit 10.2 - Amendment No. 3 to the GP's 1995 Employee Stock Purchase and Loan Plan dated as of August 5, 1999

         Exhibit 10.3 - Amended and Restated Amendment No. 4 to the GP's 1993 Omnibus Stock Plan dated as of November 4, 1998.

         Exhibit 10.4 - Employment Agreement between the GP and Christopher P. Marr, Chief Financial Officer, dated as of August 4, 1999

         Exhibit 10.5 - Employment Agreement between the GP and Bruce F. Taub, Senior Vice President, Capital Markets, dated as of June 12, 1998
         Exhibit 27 - Financial Data Schedule


b.       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                Dated:        November 15, 1999

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