Form 10-Q/A
period 1999-09-30
SUSA PARTNERSHIP LP
filed 1999-11-17
CIK 1011991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X) Yes ( ) NO

                                EXPLANATORY NOTE

This amendment is filed solely to correct a filing agent's typographical errors in the Consolidated Condensed Statements of Cash Flows, the Notes to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999 (the "Original Form 10-Q"). The Consolidated Condensed Statements of Cash Flows in the Original Form 10-Q indicated (Amounts in Thousands) that the Registrant had Proceeds from sale/exchange of storage facilities at the end of the period ending September 30, 1999, of ($40,799), which amount should have been $140,799. Note four to the Consolidated Financial Statements in the Original Form 10-Q indicated (Amounts in Thousands) Pro Forma results for the Registrant of $42,792 in Net Income, $1.36 in Basic net income per unit and $1.36 in Diluted net income per unit. These amounts should have been $52,930, $1.68 and $1.67, respectively. There were also some changes made to the discussion of Year 2000 Compliance in Management's Discussion and Analysis of Financial Condition and Results of Operations from the Registrant's Original Form 10-Q.

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
                                                      =======================    ======================

                 See Notes to Consolidated Financial Statements

                              SUSA PARTNERSHIP, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)



                                                                 Nine months ended      Nine months ended
                                                                September 30, 1999     September 30, 1998
                                                               --------------------   --------------------
OPERATING ACTIVITIES:
Net income                                                               $   53,859             $   51,289

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                           26,046                 21,037
     Minority interest                                                          300                     31
     Loss on exchange of self-storage facilities                               (344)                   284
     Changes in assets and liabilities:
          Other assets                                                      (15,150)               (20,688)
          Other liabilities                                                  15,539                 19,596
                                                               --------------------   --------------------
Net cash provided by operating activities                                    80,250                 71,549
                                                               ====================   ====================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                          (83,317)              (182,545)
Proceeds from sale/exchange of storage facilities                           140,799                  3,121
Development of storage facilities                                           (48,169)               (43,926)
Change in restricted escrow funds                                           (26,109)                     -
Advances and investments in real estate                                     (26,980)               (69,177)
Proceeds from liquidation of advances and investments in
  real estate                                                                20,769                  7,747
                                                               --------------------   --------------------
Net cash used in investing activities                                       (23,007)              (284,780)
                                                               ====================   ====================

FINANCING ACTIVITIES:
Net borrowings under line of credit                                          16,554                 55,169
Mortgage principal payments/payoffs                                          (3,713)                (3,121)
Mortgage principal borrowings                                                     -                    145
Other borrowings principal payments/payoffs                                  (6,131)                     -
Cash dividends                                                              (55,175)               (35,437)
Preferred unit dividends                                                     (3,894)                     -
Proceeds from issuance of notes payable                                           -                198,311
Payments on notes receivable                                                     91                  3,062
Limited partner distributions                                                (7,310)                (4,315)
Other financing transactions, net                                             1,649                  1,122
                                                               --------------------   --------------------
Net cash (used in)/provided by financing activities                         (57,929)               214,936
                                                               ====================   ====================

Net (decrease)/increase in cash and equivalents                                (686)                 1,705
Cash and equivalents, beginning of period                                     2,358                    909
                                                               --------------------   --------------------
Cash and equivalents, end of period                                      $    1,672             $    2,614
                                                               ====================   ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Equity share of joint venture received for disposition of
  assets                                                                 $    5,900             $        -
 Common Stock issued in exchange for notes receivable and
  contributed to Partnership in exchange for Partnership
  units                                                                           -                  1,997
 Common stock issued to Directors and contributed to
  Partnership in exchange for Partnership units                                 160                    132
 Mortgages assumed on storage facilities acquired                                 -                 28,135
 Note received in consideration for facility sold                               875                      -
 Storage facilities acquired in exchange for Partnership Units                4,238                 33,962
 Storage facilities acquired in exchange for deferred
  Partnership Unit agreement                                                  1,000                 10,785
 Storage facilities acquired in exchange for unsecured notes                      -                 12,769
 Storage facilities acquired through capital lease                                -                 23,889
 Restricted stock issued                                                        246                      -
 Partnership Units exchanged for shares of GP common stock                    7,276                    211
 Exchange of storage facilities (net)                                          (344)                   284
 Minority interest in acquired facility                                           -                     45
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


                                        PRO FORMA FOR THE
                                        NINE MONTHS ENDED
                                       SEPTEMBER 30, 1999
                                       ------------------

         Revenues                               $ 184,857
         Net income                             $  52,930
         Basic net income per unit              $    1.68
         Diluted net income per unit            $    1.67


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


                                     --------------------------------------------------------------------------------------------
                                              Quarter Ended September 30,                 Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------------------
Same-Store Results                        1999             1998         Growth %        1999             1998         Growth %
- ---------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)
Revenues                               $    49,036       $  46,480       5.50%        $122,600         $116,135        5.60%
Operating Expenses                           8,160           8,181      (0.30%)         20,879           20,469        2.00%
Property Tax & Other                         4,883           5,321      (8.20%)         12,801           13,598       (5.90%)
                                     --------------------------------------------------------------------------------------------
Total Expenses                              13,043          13,502      (3.40%)         33,680           34,067       (1.10%)
                                     --------------------------------------------------------------------------------------------
NOI                                    $    35,993       $  32,978       9.10%        $ 88,920         $ 82,068        8.30%
                                     ============================================================================================

Physical Occupancy                            88.2%           88.7%     (0.60%)           86.7%            87.1%      (0.50%)

Scheduled Rent per Square Foot         $     11.06       $   10.41       6.20%        $  10.83         $  10.18        6.40%

Realized Rent per Square Foot          $     10.08       $    9.53       5.80%        $   9.74         $   9.20        5.90%


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



                                                             % of       Change in Net Rental      % Change in         % Change in
                                               # of        YTD same-         Income (1)        Realized RPSF (2)    Occupied sq. ft.
Market                                       Facilities    store NOI       YTD        QTD        YTD        QTD      YTD       QTD
- ------------------------------------------------------------------------------------------------------------------------------------
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



                                  Number of         Total          Net Rentable
Quarter ended                     Facilities      Investment       Square Feet
- -------------------------------------------------------------------------------
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

NEW DEVELOPMENT AND EXPANSION

The following newly developed and expanded facilities were opened in the first three quarters of 1999:

                            ------------------------------------------------------------------------------------------------
                                               Developments                                     Expansions
                            ------------------------------------------------------------------------------------------------
                                Number of                        Net Rentable     Number of                    Net Rentable
Quarter ended                   Facilities      Investment       Square Feet      Facilities    Investment     Square Feet
- ----------------------------------------------------------------------------------------------------------------------------
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

                                             With        Without
                                           Equity         Equity
                                    Participation  Participation          Total
- --------------------------------------------------------------------------------
Open and Operating                             31             11             42
In Construction                                10             11             21
In Design                                       8              6             14
- --------------------------------------------------------------------------------
Total                                          49             28             77
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter and the nine months ended September 30, 1999 and September 30, 1998 based on a percentage of total revenues and is used in the discussion that follows:




                                      THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                  1999                  1998                  1999                  1998
- -------------------------------------------------------------------------------------------------------------------------
REVENUE
Rental Income                                    91.0%                 94.6%                 91.9%                 94.8%
Other Income                                      3.9%                  1.2%                  3.2%                  1.8%
Interest Income                                   5.1%                  4.2%                  4.9%                  3.3%

- -------------------------------------------------------------------------------------------------------------------------
Total Income                                    100.0%                100.0%                100.0%                100.0%

EXPENSES
Property Operations                              22.5%                 24.3%                 23.4%                 24.1%
Taxes                                             8.0%                  7.9%                  7.9%                  8.1%
General and Administrative                        5.1%                  4.8%                  5.5%                  4.5%


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



Rental Income Growth in 1999 over 1998 for comparable periods ended September 30              Quarter  Year-to-Date
- --------------------------------------------------------------------------------------------------------------------
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
                               ---------------------------------------------------------------------------------------------

                                                   W/A                    W/A                    W/A                    W/A
                                        W/A   INTEREST         W/A   Interest          W/A  INTEREST         W/A   Interest
Debt                              BORROWING       RATE   Borrowing       Rate    BORROWING      RATE   Borrowing       Rate
- ----------------------------------------------------------------------------------------------------------------------------
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


YEAR 2000 COMPLIANCE

We are carrying out our plan to ensure that all of the material aspects of our operations are Year 2000 ("Y2K") compliant. As part of our Y2K planning and readiness program, we have retained an outside consultant to assist us in our assessment of potential Y2K issues and to assist in the development of a strategy for testing such systems. There are three phases to our Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of our systems and documenting their Y2K compliance. We have substantially completed this phase at this time. The third phase, which will be completed during the fourth quarter of 1999, involves implementing any necessary changes. We have grouped all of our systems into three categories based on their importance in operating our facilities: critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions:

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

o The gate and security systems at some of our self-storage facilities have not yet been documented as being Y2K compliant. We have tested 60% of our gate systems and have noted no problems that would affect our usage. The remaining gate systems will be tested by the middle of November 1999. Any non-compliant gate and security systems that have Y2K issues that will have a material adverse affect on the operations of our facilities will be scheduled for upgrade or replacement by December. The cost of replacement varies by facility and has not yet been determined.

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


b.       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.



                Dated:        November 17, 1999
                              SUSA Partnership, L.P.
                              By Storage USA, Inc.,
                                General Partner



                By:          /s/ Christopher P. Marr
                             -----------------------
                             Christopher P. Marr
                             CHIEF FINANCIAL OFFICER
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)