Form 10-K
period 1999-12-31
SUSA PARTNERSHIP LP
filed 2000-03-30
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the units by non-affiliates of the registrant was approximately $108,967,461 as of January 31, 2000, based on 3,655,093 units held by non-affiliates of the registrant and based upon the closing price of $29.8125 for Storage USA, Inc.'s common stock on the New York Stock Exchange. (For this computation, the registrant has excluded the market value of all units reported as beneficially owned by executive officers and directors of the registrant and certain other unitholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                    3,655,093
          (Number of units of limited partnership interest outstanding, as of January 31, 2000)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the registrant's 2000 Annual Report and from Storage USA, Inc.'s definitive proxy statement to be filed with respect to the 2000 Annual Meeting of Shareholders.

ITEM 1.    BUSINESS

GENERAL

SUSA Partnership, L.P. (the "Company" and the "Partnership") was formed by Storage USA, Inc. (the "GP"), general partner and holder of approximately 88% of the interest therein, to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. We are the second largest owner and operator of self-storage space in the United States. At December 31, 1999, we owned 405 facilities containing 27.3 million net rentable square feet and managed 102 facilities for others (including 47 franchises) containing an additional 6.8 million net rentable square feet. Our owned and managed facilities are located in 31 states and the District of Columbia. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of its business is conducted through the Partnership. Under this structure, we are able to acquire self-storage facilities in exchange for units of limited partnership interest, which permits the sellers to partially defer taxation of capital gains.

In 1996, we formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership has a 97.5% economic interest in Franchise and accounts for Franchise under the equity method and includes our share of the profit or loss of Franchise in Other Income.


BUSINESS STRATEGY

         INTERNAL GROWTH/OPERATIONS

Our internal growth strategy is to pursue an active leasing policy. This includes marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. Our implementation of our internal growth strategy can be evaluated by examining the "year-over-year" results of our same-store facilities during 1999 and 1998. Newly developed facilities and expansions are removed from this group to avoid skewing the results. During 1999, we achieved same-store revenue growth of 5.3% and net operating income ("NOI") growth of 8.0% over 1998. In 1998, as compared to 1997, we grew total revenue 5.9% and NOI 6.9%. We have reevaluated the amounts that we charge our customers and have implemented a new late fee policy reducing our late fees. We cannot currently determine the amount by which this new policy will reduce our revenue in future periods for a number of reasons, including the fact that our late fee charges vary across the country, they varied at facilities we acquired and facility managers have the discretion to waive late fees. However, the fee change could reduce revenues in 2000 by as much as $5 million. We expect that any revenue reduction may be offset, in part by increased rents, increased late fee collection efforts, and continued efficiencies in our operating margins, but we are not yet able to estimate the net effect of these items. You should refer to the discussions under "Forward-Looking Statements and Risk Factors" in this Item and "Legal Proceedings" in Item 3.

o LEASING - We seek to increase our revenues by increasing the occupancy in our facilities through the use of sales and marketing programs. Facility and district managers have authority and incentives to customize these programs for each location. We develop a written marketing plan for each facility and utilize yellow page advertising, site signage and location as the primary means to advertise our services. The facility managers are trained to market to both phone-in and walk-in prospective tenants. The primary emphasis of the training is to teach managers to act as salespeople and to convert prospective tenants into actual tenants. Emphasis is placed on conversion from the initial telephone call to an on-site visit, and from the on-site visit to a rental. During 1999, we created a national reservation center to ensure that a knowledgeable employee answer calls centrally from prospective customers when the property manager is unavailable. The reservation center can also be reached through our national toll-free number, 1-800-STOR-USA.

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

o INTEGRATED MANAGEMENT INFORMATION SYSTEMS - We have installed management software at each facility to maintain appropriate controls and enhance operational efficiencies. In 1999, we completed installation of satellite dishes at all of our storage facilities, for timely transmission of monthly, weekly and daily data to our headquarters. These systems are used to monitor manager performance and market response to our rental structure.


         EXTERNAL GROWTH

Our external growth strategy is designed to increase the number of facilities we own, manage or franchise through the following methods:
     o acquiring directly or through joint ventures, suitably located facilities that offer potential due to low occupancy rates or non-premium pricing or where our operating strategy would enhance performance,
     o developing and constructing new self-storage facilities directly or through joint ventures in favorable markets, or
     o license to owners and developers of self-storage facilities, the nonexclusive right to use and operate under the Storage USA name.
In pursuing opportunities to expand the number of facilities in our system, we primarily seek to add facilities in those metropolitan areas in which we operate. We also selectively enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. Our intentions are to acquire or develop facilities that have strong retail characteristics and are attractively designed.

                  ACQUISITIONS

Since the GP's initial public offering ("IPO") in March, we have purchased 394 self-storage facilities containing 25.9 million net rentable square feet for approximately $1.501 billion.

o FRAGMENTED INDUSTRY OWNERSHIP - We believe that there are approximately 29,955 self-storage facilities in the United States with approximately 1.1 billion net rentable square feet. According to the SELF-STORAGE ALMANAC - 2000, 73.9% of the 1.1 billion square feet available is currently controlled by small entrepreneurs. The remaining 26.1% is controlled by the top 50 operators in the industry. Only 16.6%, or approximately 183 million square feet, is currently controlled by the top 5 operators. We believe that this fragmented ownership offers opportunities for acquisitions, including opportunities resulting from the following circumstances:
     o the necessity of sale by some smaller operators who cannot obtain refinancing of existing debt,
     o the desire of some smaller operators to sell their facilities to obtain retirement funds or to seek alternative investments, and
     o the inability of smaller operators to obtain funds to compete for acquisitions as timely and inexpensively as we can.

o OPERATING EFFICIENCIES - After a facility is acquired, we implement our operating methods, which are designed to increase rental rates and trim operating expenses.

o OPPORTUNITY FOR TAX DEFERRAL - In several of our acquisitions, we have financed a portion of the purchase price through the issuance of units of limited partnership interest in the Partnership ("Units"), permitting the sellers to partially defer taxation of capital gains. We believe that our ability to offer Units as a form of consideration is a key element in our ability to successfully negotiate with sellers of self-storage facilities. Since the IPO, we have issued 4.3 million Units valued at $146 million in consideration for the acquisition of self-storage facilities.

o ACCESS TO ACQUISITION CAPITAL - Historically, we had been able to access various forms of capital. Debt and equity markets, however, became difficult to access in 1998, and this trend continued through 1999. As discussed in the "JOINT VENTURES" section, we formed two joint ventures with General Electric Capital Corporation ("GE Capital") in 1999, to acquire and develop self-storage facilities. Substantially all of our new acquisitions and developments over the next two years will be funded by these ventures.

                  DEVELOPMENT

Development of new facilitates provides long-term returns that could exceed returns achieved by acquired facilities. By developing properties, we are able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may, in some instances, provide long-term returns greater than those available in typical suburban markets.

During the year, we placed in service eight newly developed facilities at a cost of $35.4 million, adding 619 thousand square feet. We also expanded the available square feet at fourteen existing facilities, adding 274 thousand square feet for a cost of $15.7 million.

As of December 31, 1999, we have 20 development projects in process. In connection with our joint ventures with GE Capital, we expect to transfer as many as 13 of these projects into the GE Capital development venture. We plan to continue the development of the remaining seven projects within the REIT.

o ACCESS TO DEVELOPMENT CAPITAL - As stated in the section entitled "ACQUISITIONS", debt and equity markets became difficult to access in 1998, and this trend continued through 1999. We believe, however, that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to complete the seven development projects within the REIT. Most new development activity over the next several years will be funded through and owned by our joint venture with GE Capital, as discussed in the "JOINT VENTURES" section.

o SELF-STORAGE ZONING - Local regulations may present barriers to new development. As with all real property, self-storage facilities must conform to local zoning ordinances. Typically, self-storage facilities are not a permitted use within the commercial and retail zones desired by us for development of a new facility. Therefore, we must generally obtain a special use permit or zoning variance to undertake the development of a new facility.

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

                  JOINT VENTURES

In the second quarter of 1999, we formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"), to raise capital. We contributed 32 self-storage facilities with a total value of $144 million to the Fidelity Venture in return for $131 million in cash and a 25% interest in the joint venture. We utilized approximately $90 million of these proceeds to acquire in tax-free exchanges new self-storage facilities that have greater growth potential than the facilities that were contributed.

During the fourth quarter, we formed two joint ventures with GE Capital ("GE Ventures"), providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of our new acquisition and development over the next two years through the GE Ventures.

For more details regarding these joint ventures, see Note 4 "Advancements and Investments in Real Estate" in the Notes to Consolidated Financial Statements contained in Exhibit 13-Annual Report.

                  FRANCHISING

Storage USA Franchise Corp. ("Franchise") was established in 1996. We own a 97.5% economic interest in Franchise and 100% of its Class B non-voting common stock. Franchise was created to enhance our short-term and long-term income streams and to provide a pipeline of acquisitions designed and constructed to our standards. Franchise offers a turnkey package including access to capital, analysis of potential markets and sites, facility design, general contractor work and facility management. As of December 31, 1999, Franchise had 47 facilities open and operating, 16 under development and 13 in due diligence. Of these 76 facilities, approximately 47 are joint venture properties that include earnings participation by Franchise (this figure is subject to change, as Franchisees in the due diligence stage have not definitively chosen which arrangement they will use).

On August 20, 1999, Budget Storage USA Joint Venture LLC was formed between affiliates of Budget Group, Inc., an international car and truck rental company, and Franchise. Both Budget's affiliate and Franchise own a 50% interest in the Venture. The Venture was formed for the primary purpose of selling to owners and developers of self-storage facilities, the nonexclusive right to use and operate under the Budget Storage USA trade name. As of December 31, 1999, the Venture was principally engaged in preparation of its Uniform Offering Circular in order to be registered to conduct business in its target markets.

CAPITAL STRATEGY

We maintain a conservative capital structure in order to improve our access to capital and earnings growth. We expect to finance our long-term capital needs through the issuance of equity (common and preferred) and debt securities. Since the IPO, the GP has issued $371 million of its common stock in three public offerings. The GP issued $284 million of its common stock in a series of direct placements with Security Capital U.S. Realty ("USRealty"), an affiliate of Security Capital Group, Inc. Since October 1996, we have issued $600 million of unsecured Senior Notes to the public. These notes were issued at interest rates ranging from 6.95% to 8.2% and with maturities ranging from 2003-2027. In addition, since the IPO, we have issued 4.3 million Units valued at $146 million in consideration for the acquisition of self-storage facilities.

Short-term capital needs are met through our revolving lines of credit. We have $240.0 million borrowing capacity in two unsecured revolving lines of credit with a group of commercial banks. As of December 31, 1999 we had borrowed $105.5 million under these revolving lines of credit. We also had mortgage loans outstanding of $63.6 million that were collateralized by 24 properties. Our policy, which is subject to change at the discretion of our Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or an amount that will sustain a minimum debt service coverage ratio of 2.5:1. As of December 31, 1999, our total indebtedness is 43.9% of total assets at cost and our debt service coverage ratio for the year ended December 31, 1999, is 3.4:1. As discussed in "JOINT VENTURES", the majority of all acquisitions and developments over the next two years will be funded through and owned by the GE Capital joint ventures. We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to complete any additional acquisitions and development projects outside of these joint ventures. We are limited in the amount of debt we can issue by the Amended and Restated Unsecured Revolving Credit Agreement, dated December 23, 1997 and Indenture dated November 1, 1996. (See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 13-Annual Report for more details.) We are also subject to certain limitations on the amount of debt we can incur under the existing line of credit facility and the Strategic Alliance Agreement, as described in the section entitled "Strategic Alliance with Security Capital U.S. Realty."

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

Our capital is used to further our investment objective of acquiring or developing self-storage facilities with cash flow growth potential. While we emphasize equity real estate investments, we may invest in mortgage and other real estate interests, including securities of other REITs. As of December 31, 1999, we had no investments in securities of other REITs. We may also invest in participating or convertible mortgages. Such mortgages are similar to equity participation. Specifically, we may make participating and non-participating loans collateralized by self-storage facilities owned by third parties (see "Strategic Alliance with Security Capital U.S. Reality").

Despite the decline in the real estate debt and equity markets in 1998 and 1999, we believe that our joint ventures with Fidelity Trust Management Corporation and GE Capital Corporation will allow us to continue to expand our system. We also believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to complete any additional acquisitions and development projects outside of those joint ventures.

In December 1999, the GP announced a plan authorized its Board of Directors to repurchase up to 5% of its outstanding shares of common stock through open market and private purchases. The timing of the purchases, the length of time that the repurchase program will continue and the exact number of shares to be repurchased will depend on market conditions and price levels. Purchases will be paid for through existing credit facilities. As of December 31, 1999, the GP had repurchased 250,000 shares at an average price of $28.91.

STRATEGIC ALLIANCE WITH SECURITY CAPITAL U.S. REALTY

On March 19, 1996, the GP and the Partnership entered into a Strategic Alliance Agreement with US Realty. The Strategic Alliance Agreement, among other things, permits US Realty to purchase up to 42.5% of the GP's common stock and to participate in certain offerings of the GP's equity securities. At December 31, 1998, US Realty owned 42.2% of the GP's common stock. We believe that the alliance with US Realty has provided us with access to significant additional financial and strategic resources not otherwise readily available to us, thereby enhancing our short-term and long-term growth prospects and better positioning us to capitalize on opportunities as the REIT industry matures. We also expect that we will continue to benefit significantly from our affiliation with US Realty and our access to US Realty's market knowledge, operating experience and research capabilities.

The Strategic Alliance Agreement places several restrictions on the GP. Pursuant to the Strategic Alliance Agreement, and until the first to occur of:
(A)      June 5, 2003, which can be extended; and
(B) the first date following the date on which US Realty's ownership of the GP's common stock has been below 20% of the outstanding shares of common stock for a continuous period of 180 days, we may not:
     o incur total indebtedness in an amount exceeding 60% of the value of our total assets (which is deemed to be equal to the market value of our outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)),
     o cause or permit the sum of the following to, at any time, exceed 10%, at cost, of the consolidated assets owned by both GP and the
         Partnership:
               o securities of any other person,
               o assets not held other than directly by the GP,
               o loans made by the GP to the Partnership or any other
                 subsidiary, or the reverse,
               o assets managed by persons other than the GP's employees,
     o own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of our real estate assets at cost,
     o terminate the GP's eligibility for treatment as a REIT for federal income tax purposes, or
     o except as permitted or required by agreements existing as of March 1, 1996:
               o own any interest in any partnership unless the GP is the sole managing general partner of such partnership, or
               o issue Units, or securities convertible or exercisable for
                 Units, if such issuance would cause the GP to own less than 90% of the Units on a fully diluted basis
                 (collectively, the "Corporate Action Covenants"). We have amended this provision to allow us to own as little as 86.11%. We have certain specified rights to cure certain failures to comply with the Corporate Action Covenants.

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

US Realty is restricted from acquiring more than 42.5% of the GP's common stock without its consent. US Realty is also restricted from certain other activities with respect to the GP including, among others, a restriction on selling the GP's common stock during a five year period ending on June 5, 2003 (so long as it owns at least 20% of the GP's common stock,) except pursuant to transfers in compliance with Rule 144 of the 1933 Securities Act, transfers pursuant to a negotiated transaction with a third party, to its affiliates, or to banks or similar institutions for purposes of securing a loan. These restrictions lapse if we, or the GP, among other things, default under the Strategic Alliance Agreement, another investor acquires more than 9.8% of the GP's outstanding common stock or other similar events occur.

We believe that these limitations are generally consistent with our, or the GP's, operating strategies and do not believe that they will materially restrict the GP's operations or have a material adverse effect on our financial condition or results of operations, though there can be no assurance that they will not do so in the future.


ANTI-TAKEOVER MEASURES

Our Charter and By-laws and Tennessee law include a number of provisions that could discourage a takeover or other transaction where our shareholders might receive a premium for their shares over the then prevailing market price. The provisions also cover situations that shareholders might believe to be otherwise in their best interest, including:
     o a prohibition on direct or constructive ownership of more than 9.8% of the outstanding shares of common stock in the GP by any person (except USRealty, which may acquire up to 42.5% of our common stock),
     o the capacity to issue "blank check" preferred stock with terms and preferences established by the Board of Directors, and

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

We monitor the development of self-storage facilities in our markets. We have facilities in several markets where we believe overbuilding has occurred, including the following:
   o     Atlanta, GA (1.5% of portfolio square footage "sq. ft.")
   o     Las Vegas, NV (2.2% sq. ft.),
   o     Albuquerque, NM (1.8% sq. ft.),
   o     Nashville, TN (2.4% sq. ft.),
   o     Portland, OR (0.8% sq. ft.), and
   o     Dallas, TX (5.0% sq. ft.).

In these markets we may experience a minimal reduction in Physical Occupancy and less growth in rental rates than other markets. As a result of the geographic diversity of our portfolio, we do not expect the potential for excess supply in these markets to have a significant impact on our financial condition or results of operations.

We are the second largest self-storage operator, with 34.7 million square feet in 405 owned and 112 managed (including 53 franchises) facilities as of March 20, 2000. There are four other publicly traded REITs and numerous private and regional operators. These other companies may be able to accept more risk than we can prudently manage. This competition may reduce the number of suitable acquisition opportunities offered to us and increase the price required to acquire particular facilities. Further, we believe that competition could increase from companies organized with similar objectives. Nevertheless, we believe that the operations, development, and financial experience of our executive officers and directors along with our customer-oriented approach to management of self-storage facilities should enable us to compete effectively.

SEASONALITY

Our revenues typically have been higher in the third and forth quarter primarily because we increase our rental rates on most of our storage units at the beginning of May. This also occurs to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring, summer, and early fall months due to greater incidence of persons moving during those periods. Accordingly, a greater percentage of our customers come to us as a result of the moving. We believe that our tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect our results of operations.

EMPLOYEES

All persons referred to as our employees are employees of the Partnership or its subsidiaries (e.g. Franchise). As of December 31, 1999, we employed approximately 1,939 employees, of whom approximately 334 were employed part-time (fewer than 30 hours per week) on a regular basis. None of our employees are covered by a collective bargaining agreement.

GOVERNMENTAL REGULATION

The conduct of the self-storage business is regulated by various federal and state laws, both statutory and common law, including those relating to the form and content of rental agreements for individual storage spaces and requirements relating to collection practices and imposition of late fees. Franchise is subject to certain Federal and state laws, regulating the sale of franchises and other practices with respect to the franchisor/franchisee relationship. Taxation of Real Estate Investment Trusts ("REIT") is subject to governmental regulation and interpretation of the Internal Revenue Code.

On December 17, 1999, the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") was signed into law. The Act includes several REIT provisions (the "REIT Provisions"). The REIT Provisions generally will be effective January 1, 2001 and will overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT Provisions, the GP will be allowed to own all of the stock in taxable REIT subsidiaries ("TRSs"). In addition, a TRS will be allowed to perform "non-customary" services to the GP's tenants (i.e. those types of services that would taint the rents from our tenants if provided by the
GP). The use of TRSs, however, would be subject to restrictions, including the following:
     o no more than 20% of the REIT's assets may consist of securities of TRSs,
     o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT would be limited, and
     o a 100% excise tax would be imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

The GP expects to restructure its ownership interests in its current taxable subsidiaries and establish additional taxable subsidiaries once the Act is effective.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

The GP operates in a manner to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT, which complies with the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal tax on its distributed income. ("95% REIT distribution test") Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within the GP's control may affect its ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect on the GP's qualifications as a REIT or the federal income tax consequences. If the GP were to fail to qualify as a REIT, it would not be allowed a deduction for distributions to its shareholders in computing its taxable income. In this case, the GP would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the GP currently intends to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    All statements contained in this Annual Report on Form 10-K that are not historical facts are based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2000 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:
     o Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
     o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
     o Competition for development sites could drive up costs, making it unfeasible for us to develop properties in certain markets.
     o Increased development of new facilities in our markets could result in over-supply and lower rental rates.
     o Amounts we charge for late fees are periodically under review, have been and are the subject of litigation against us and are, in some states, the subject of government regulation. Consequently, such amounts could change, materially affecting the results of operations.

     o The conditions affecting the bank, debt and equity markets could change.
     o The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
     o Competition could increase, adversely affecting occupancy and rental rates, thereby reducing our revenues.
     o Costs related to compliance with laws, including environmental laws could increase.
     o General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenues.

We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

In addition, our business is subject to the following particular risks and may be subject to other unidentified risks:


         ACQUISITION AND DEVELOPMENT RISKS

Acquisitions risk is the possibility that investments will not perform in accordance with expectations. Acquisitions risks exist because of the following factors:
     o the price paid for acquired facilities is based upon a series of market judgements,
     o costs of any improvements required to bring an acquired facility up to standards to establish the market position intended for that facility may prove inaccurate, and
     o general investment risks associated with any new real estate investment.

We can give no assurance that acquisition targets meeting our guidelines for quality and yield will continue to be available in the quantity that were available in prior periods. We also may not be able to purchase such facilities in volumes adequate to meet our goals in the future.

The self-storage development business involves significant risks. Other risks in addition to those involved in the ownership and operation of established self-storage facilities include the following:
     o unfavorable financing terms,
     o amounts charged for late fees are periodically under review, have been and are subject of litigation and government regulation and could change, reducing revenues,
     o timing delays in construction and lease-up,
     o costs overruns in completing construction,
     o less-favorable than anticipated lease terms,
     o less demand than anticipated, and
     o an economic downturn reducing our rent collection rate.

Consequently, we give no assurance that we will realize our development goals or that newly developed facilities will perform as well as other facilities developed by us or realize their budgeted returns.

         DEBT FINANCING

GENERAL RISKS. We finance certain of our acquisitions and development with unsecured debt and, in some cases mortgage debt. Because we use debt, we are subject to the risks normally associated with debt financing. The required payments on indebtedness are not reduced if the economic performance of any property or Storage USA as a whole declines. If such decline occurs, our ability to make debt service payments would be adversely affected. If we mortgage a property to secure debt and we are then unable to meet the mortgage payments, the mortgagee could then take possession of that property by foreclosure. This would cause a loss of revenue and asset value to us. Likewise our debt payment requirements could use funds that would have been distributed to meet the 95% REIT distribution test and the GP would lose its REIT status.

In connection with the 95% REIT distribution test, the GP may be required to make distributions in excess of cash available for distribution to shareholders in order to meet such distribution requirements. If this happened, we would try to borrow the funds or sell assets to obtain the cash necessary to make distributions to retain our qualification as a REIT for federal income tax purposes.

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

CHANGES IN POLICIES. Our major policies, including our policies dealing with acquisitions, development, financing, growth, operations, debt limitation and distributions, are determined by the Board of Directors of the GP. The Board of Directors may amend or revise these and other policies from time to time without a vote of its shareholders.


MARKET RISK. In the past, we have depended upon an inflow of external capital to carry out our acquisition and development strategies. Although there has been a decline in the real estate debt and equity markets in 1998 and 1999, we believe the flexibility we gained through our joint ventures with Fidelity Trust Management Corporation and GE Capital Corporation will allow us to continue to expand our system.

         TAX RISKS

TAX LIABILITIES AS A CONSEQUENCE OF THE FAILURE TO QUALIFY AS A REIT. The GP intends to operate in a manner to qualify as a REIT for federal income tax purposes. However, no assurance can be given that the GP will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a REIT that holds assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within our control may affect the GP's ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not adversely effect the GP's qualification as a REIT or the federal income tax consequences.

If the GP were to fail to qualify as a REIT, it would not be allowed a deduction for distributions to shareholders in computing its taxable income. In this case, the GP would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to its shareholders would be reduced for each of the years involved. Although the GP currently intends to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

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

The GP intends to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The GP's income and cash flow consists primarily of its share of those items from the Partnership. Differences in timing between taxable income and cash available for distribution could require the GP to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, nontaxable return of capital, or a combination of these. The GP will provide its shareholders with an annual statement as to the taxability of distributions.

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

         SELF-STORAGE INDUSTRY RISKS

OPERATING RISKS. Our facilities are subject to all operating risks common to the self-storage facility industry. These include the following risks:
     o a lack of demand for rental spaces in a given locale,
     o changes in supply of or demand for similar or competing facilities in an area,
     o changes in market rental rates,
     o an economic downturn reducing our customers ability to pay their rents or our ability to collect them, and
     o amounts charged for late fees are subject to review and could change, materially affecting results of operations.

COMPETITION. Our facilities compete with other self-storage properties in their geographic markets. Most of our competitors seek to compete by offering storage space at lower prices. We compete for customers and for investment opportunities with companies that have substantially greater financial resources. These companies may generally be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell. See "Item 1, Business-Competition" above.

         REAL ESTATE INVESTMENT RISKS

GENERAL RISKS. Our investments are subject to varying degrees of risk associated with the ownership of real property. The underlying value of our real estate investments and our ability to make distributions depends on our ability to operate the facilities in a manner to maintain or increase cash provided by operations. Our income from our self-storage facilities may be adversely affected by the following:
     o adverse changes in national economic conditions,
     o adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics,
     o competition from other self-storage properties,
     o changes in interest rates or loan fees,
     o changes in amounts we charge for late fees,
     o the availability, cost and terms of mortgage funds,
     o the impact of present or future legislation and regulatory compliance, including the costs of compliance with environmental, zoning and land use and fire and safety regulations as well as building codes and other laws,
     o the ongoing need for capital improvements,
     o changes in real estate tax rates and other operating expenses,
     o adverse changes in governmental rules and fiscal policies,
     o civil unrest,
     o acts of God, including earthquakes and other natural disasters (which may result in uninsured losses),
     o acts of war, and
     o other factors which are beyond our control.

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

UNINSURED AND UNDERINSURED LOSSES COULD RESULT IN LOSS OF VALUE OF FACILITIES. We maintain comprehensive insurance on each of our facilities, including liability, fire and extended coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods that may be uninsurable or not economically insurable. As such, our facilities are at risk in their particular locales. We use our discretion in determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position in a property.

POSSIBLE LIABILITY RELATING TO ENVIRONMENTAL MATTERS. We may be subject to liability under various environmental laws as an owner or operator of real estate. See "Item 1, Business Strategy Practices - Environmental Matters."


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

SELF-STORAGE FACILITIES

Our self-storage facilities offer customers fully enclosed units. The customer furnishes their own lock, therefore each unit is controlled only by that customer. The average size of a Company-owned facility is 67,400 square feet and contains an average of 663 units. At December 31, 1999, the average rent per square foot for our-owned facilities was $12.01. The average direct expense per square foot for a Company owned facility is $2.00. According to Self-Storage Almanac - 2000, the typical customer base for a self-storage facility is 67% residential and 33% commercial. At December 31, 1999, the average occupancy of the 405 facilities owned by us was 81% physical and 72% economic.

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

The following table provides summarized information regarding our owned facilities, including stabilized and non-stabilized properties, as of December 31, 1999.

MARKETS

                        NUMBER OF    AVAILABLE     AVAILABLE     PHYSICAL      RENT PER     ECONOMIC
                                         UNITS   SQUARE FEET    OCCUPANCY   SQUARE FOOT    OCCUPANCY
                       PROPERTIES
-----------------------------------------------------------------------------------------------------
Alabama                         2           830       104,900       82.4%          $9.77       74.0%
Arizona                        18        11,172     1,079,523       80.6%         $10.47       70.6%
California                     74        55,291     5,545,022       87.2%         $12.28       75.6%
Colorado                        2         1,373       155,954       77.3%         $10.60       67.7%
Connecticut                     7         4,830       543,734       90.5%         $12.86       81.6%
Florida                        30        24,770     2,273,428       76.6%         $13.26       69.5%
Georgia                         6         3,818       439,243       73.2%          $9.12       64.8%
Indiana                        22         8,874     1,031,939       76.3%          $8.03       64.8%
Kansas                          1           397        47,550       81.9%          $9.13       67.8%
Kentucky                        6         2,749       325,223       72.0%          $8.30       62.4%
Massachusetts                  12         6,633       776,885       82.5%         $11.86       72.8%
Maryland                       17        13,338     1,243,156       72.8%         $16.29       65.4%
Michigan                       14         7,919       910,273       87.7%         $10.54       78.2%
Missouri                        1           540        61,855       86.1%          $8.18       78.9%
North Carolina                  7         4,150       460,999       70.6%          $8.03       64.0%
New Jersey                     18        12,651     1,223,856       82.4%         $16.19       74.1%
New Mexico                     10         5,339       562,670       74.2%          $9.30       64.2%
Nevada                         11         6,996       764,689       77.6%         $10.16       66.4%
New York                       22        25,733     1,566,424       83.1%         $20.92       75.8%
Ohio                           25        11,311     1,523,541       78.6%          $8.26       67.9%
Oklahoma                       14         7,430       891,291       84.2%          $6.87       74.4%
Oregon                          3         2,160       203,105       81.1%         $12.04       73.0%
Pennsylvania                    9         6,457       586,615       90.1%         $12.89       83.7%
Tennessee                      36        19,992     2,389,418       73.0%          $9.81       61.4%
Texas                          21        13,018     1,480,072       81.9%         $10.49       72.0%
Utah                            2           997       137,135       82.5%          $8.29       73.0%
Virginia                       13         8,472       830,365       80.5%         $16.55       70.5%
Washington                      2         1,379       130,260       62.5%         $12.58       52.4%
                      ===============================================================================
                               405      268,619    27,289,125       80.7%         $12.01       71.5%
                      ===============================================================================


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

On July 22, 1999, a purported class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by the our tenants and an injunction against further assessment of similar fees. We filed a responsive pleading on September 17, 1999, setting out our answer and affirmative defenses, and believe that we have defenses to the claims in the suit and intend to vigorously defend it. The case is currently in discovery and no trial date has been set.

On November 15, 1999 a purported class action was filed against the GP and Partnership in the Supreme Court of the State of New York, Ulster County, case no 99-3278 , also seeking the recovery of certain late and administrative fees paid by our tenants and an injunction against similar fees. We filed a responsive pleading on January 28, 2000. We believe that we have defenses to the suit and intend to vigorously defend it. The case is currently in discovery and no trial date has been set.

While the ultimate resolution of these cases will not have a material adverse effect on our financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the GP's shareholders during the last quarter of our fiscal year ended December 31, 1999.

             EXECUTIVE OFFICERS OF THE REGISTRANT AT MARCH 20, 2000.

The following information relates to our executive officers:


NAME AND AGE                             POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS OR
                                                       EMPLOYMENT DURING PAST 5 YEARS
                                                                  -------------------
Dean Jernigan (54)                       Director, Chairman, President and Chief Executive Officer since 1984.

Christopher Marr (35)                    Chief Financial Officer since August,  1998. Senior Vice President,  Finance and  Accounting  July,  1997  to  August  1998.  Vice  President,  Financial
                                         Reporting and Controller,  Storage USA, Inc.,  August,  1994 to July,  1997.
                                         Senior Manager, Coopers and Lybrand, January, 1994 to August, 1994.

Karl Haas (48)                           Executive Vice President, Management since March 1994.

John W. McConomy (50)                    Executive  Vice  President,  General  Counsel and  secretary  since  August,
                                         1998.   Vice   President   and   Associate    General   Counsel,    Harrah's
                                         Entertainment,  Inc.,  February,  1996 to August,  1998.  Associate  General
                                         Counsel, Harrah's Entertainment, Inc. 1991-1996.

Francis C. Brown, III (36)               Senior Vice President, E-Commerce since February 2000. Vice President,
                                         Human Resources February 1998 to January 2000. Vice President,  Human
                                         Resources,  AutoZone,  Inc.  December,  1993 to February, 1998.
                                         Director,  Communications,  AutoZone,  Inc.  July,  1991 to December,
                                         1993.

Carol Shipley (43)                       Senior  Vice  President  since  November  1999.  Senior  Vice  President  of
                                         Development,  Storage USA  Franchise  Corp.  January 1998 to October,  1999.
                                         Senior Vice  President of Storage USA,  Inc.  January 1992 through  December
                                         1997.

                                       16


Richard B. Stern (48)                    Senior Vice President,  Development since June, 1996. Vice  President/Senior
                                         Portfolio Manager, Kemper Corporation , October, 1992 to January, 1996.



Bruce Taub (42)                          Senior  Vice  President,  Capital  Markets as of January  2000.  Senior Vice
                                         President and General Counsel,  Storage USA Franchise Corp.,  September 1998
                                         to December  1999.  Partner,  Shapiro and  Olander,  January  1991 to August
                                         1998.


Mark E. Yale (34)                        Senior Vice President,  Financial Reporting since July 1999. Vice President,
                                         Financial  Reporting  August 1998 through June 1999.  Senior Audit  Manager,
                                         PricewaterhouseCoopers, January, 1994 to July, 1998.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for the Units. At January 31, 1999, there were 78 limited partners and 3,655,093 Units outstanding held by such limited partners. During 1999, the Partnership made the following quarterly cash distributions per Unit: $0.67 in the First Quarter; $ 0.67 in the Second Quarter; $ 0.67 in the Third Quarter; and $ 0.67 in the Fourth Quarter.

         The table below sets forth all issuances of Units made by the Partnership to persons other than the GP during the year ended December 31, 1999. All Units were issued in exchange for interests in self-storage facilities acquired by the Partnership. The price per Unit is determined by the closing price of a share of the GP's common stock on the date of issuance as quoted on the New York Stock Exchange. The offerings were exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (investors are required to establish their status as accredited investors pursuant to an investor questionnaire):

                                           Price
Date              Units Issued          Per Unit
-------------------------------------------------
6/11/99                  22,797          $  33.46
6/15/99                  43,908          $  33.59
6/15/99                  59,544          $  33.59
9/25/99                  37,071          $  26.98
11/23/99                 25,562          $  27.79



         The Units may be redeemed for cash, or at the GP's option, common stock of the GP commencing one year after the issuance of the Units, as described in the Company's partnership agreement.


ITEM 6.    SELECTED FINANCIAL DATA.

Incorporated herein by reference from the caption "Selected Financial Data" appearing in our 1999 Annual Report, the relevant portion of which is attached hereto as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Incorporated herein by reference from the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in our 1999 Annual Report, the relevant portion of which is attached hereto as Exhibit 13.

ITEM 7.A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Incorporated herein by reference from the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Qualitative and Quantitative Disclosure About Market Risk" appearing in our 1999 Annual Report, the relevant portion of which is attached hereto as Exhibit 13.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Supplementary Data for the year ended December 31, 1999, are incorporated herein by reference from our 1999 Annual Report, the relevant portion of which is attached hereto as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT MARCH 20, 2000

For non-employee Directors, the information required hereunder is incorporated herein by reference from the captions "Election of Directors" in the GP's definitive proxy statement to be filed with respect to the GP's Annual Meeting of Shareholders.

For executive officers, the information required hereunder is included in Part 1, following Item 4 in this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION.

Incorporated herein by reference from the caption " Executive Compensation" and "Indebtedness by Executives to Storage USA" in the GP's definitive proxy statement to be filed with respect to the GP's Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated herein by reference from the caption "Beneficial Ownership of Company Common Stock" in the GP's definitive proxy statement to be filed with respect to the GP's Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the caption "Transactions with Management and Others; Certain Business Relationships" and "Indebtedness of Executives" in the GP's definitive proxy statement to be filed with respect to the GP's Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) The following documents are filed as a part of this report and are included or hereby incorporated by reference from our 1999 Annual Report, excerpts from which are attached hereto as exhibit 13:


1.         FINANCIAL STATEMENTS:
           Report of Independent Accountants

           Consolidated balance sheets as of December 31, 1999 and 1998

           Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997

           Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997

           Consolidated statements of shareholders' equity for the years ended December 31, 1999, 1998 and 1997

           Notes to consolidated financial statements

           Supplementary information on quarterly financial data (unaudited)

           Selected Financial Data

           Schedule III, Real Estate and Accumulated Depreciation as of December 31, 1999

           Report of Independent Accountants

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(B)      REPORTS ON FORM 8-K


         On December 1, 1999, the GP filed its current report on Form 8-K. The filing included information relating to the formation of our two joint ventures with General Electric Capital Corporation, as well as the GP's plan to repurchase up to 5% of its outstanding shares of common stock. More details regarding these events are contained in Notes to Consolidated Financial Statements contained in Exhibit 13-Annual Report.


         On December 9, 1999, the GP filed an amendment to its Current Report on Form 8-K, filed on December 1, 1999. The amendment included additional information regarding the two joint ventures with General Electric Capital Corporation.

(C)     EXHIBITS

         The following exhibits are filed as part of this report:

EXHIBIT NO.                         DESCRIPTION


     3.1 Amended and Restated Charter of Storage USA, Inc. (the "GP"), (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

     3.2*     Restated and Amended Bylaws of the GP.

       4*     Specimen Common Stock Certificate.

    10.1* Agreement between the GP and certain executive officers prohibiting conflicting self-storage interests.

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

    10.19## Second Amendment to Strategic Alliance Agreement dated as of November 20, 1997, between the GP and Security Capital U.S. Realty

    10.20# Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of SUSA Partnership, L.P. dated as of November 12, 1998

    10.21## Amendment No. 3 to GP's 1993 Omnibus Stock Plan, dated as of December 16, 1996

    10.22## Amendment No. 4 to GP's 1993 Omnibus Stock Plan, dated as of November 4, 1998

    10.23## The GP's 1996 Officers' Stock Option Loan Program, effective as of December 16, 1996

    10.24## Form of Restricted Stock Award pursuant to the GP's 1993 Omnibus Stock Plan

    10.25## The GP's 1998 Non-Executive Employee Stock Option Plan, effective as of November 4, 1998

    10.26##  Shareholder Value Plan, effective as of January 1, 1999

    10.27##  Employment Agreements for:
             Larry Hohl, Executive VP and Senior Operating Officer,
             dated as of   September 1, 1998,
             John McConomy, Executive VP and General Counsel, dated as of July 24, 1998, Richard Stern, Senior VP, Development, dated as of May 15, 1998, Morris J Kriger, Executive VP, Acquisitions, dated as of December 6, 1995.

    10.28### Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of May 26, 1999

    10.29### Limited Liability Company Agreement of Storage Portfolio
             I LLC, by and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated May 13, 1999.

    10.30### First Amendment to Limited Liability Company Agreement of
             Storage Portfolio I LLC, dated as of June 7, 1999

    10.31### Amendment No. 2 to the GP's 1995 Employee Stock Purchase and Loan
             Plan, dated as of May 5, 1999

    10.32####Form of Severance Agreement between the GP and Dean Jernigan,
             Chairman, President and Chief Executive Officer, effective August 16, 1999

    10.33####Form of Severance Agreement between the GP and Christopher P. Marr, Chief Financial Officer, effective August 16, 1999.

    10.34####Form of Change of Control Severance Agreement between the GP and each of:
          (I) John W. McConomy, Executive Vice President, General Counsel and Secretary;
          (II)     Karl T. Haas, Executive Vice President Operations;
          (III)    Morris J. Kriger, Executive Vice President Acquisitions;
          (IV) Francis C. ("Buck") Brown, III, Senior Vice President Human Resources;
          (V)      Richard B. Stern, Senior Vice President Development;
          (VI)     Russell W. Williams, Senior Vice President Sales and
                   Marketing; and
          (VII) Mark E. Yale, Senior Vice President Financial Reporting, effective August 16, 1999.

    10.35####Form of Change of Control Severance Agreement between the GP and each of:
          (I)      Teresa K. Corona, Vice President, Investor Relations,
          (II)     Michael P. Kenney, Vice President Operations - Western
                   Division,
          (III)    Stephen R. Nichols, Vice President Operations - Eastern
                   Division,
          (IV) Richard J. Yonis, Vice President Operations - Central Division, effective August 16, 1999.

    10.36####Amendment No. 3 to the GP's 1995 Employee Stock Purchase and
             Loan Plan dated as of August 5, 1999

    10.37####Amended and Restated Amendment No. 4 to the GP's 1993 Omnibus
             Stock Plan dated as of November 4, 1998.


    10.38####Employment Agreement between the GP and Christopher P.
             Marr, Chief Financial Officer, dated as of August 4, 1999

    10.39####Employment Agreement between the GP and Bruce F. Taub, Senior
             Vice President, Capital Markets, dated as of June 12,1998

    10.40x Storage USA Press Release dated December 1, 1999, announcing joint ventures With GE Capital Corporation

    10.41x Storage USA Press Release dated December 1, 1999, announcing approval of repurchase program

    10.42x   Summary of Material Terms of the GE Capital Transactions

    10.43xx  Limited Liability Company Agreement of Storage
             Development Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

    10.44xx  Limited Liability Company Agreement of Storage
             Acquisition Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

    10.45xx Warrant Purchase Agreement dated November 30, 1999 between the GP and Storage Ventures, L.P.

    10.46xx Common Stock Warrant, dated November 30, 1999 issued by the GP to Storage Ventures, L.P.

    10.47xx Participation Rights Letter dated November 12, 1999 from the GP to Security Capital U.S. Realty Management.

    10.48 Amendment No. 5 to the GP's 1993 Omnibus Stock Plan, dated February 2, 2000

    10.49 Form of Change of Control Severance Agreement between the GP and each of (I) Bruce F. Taub
                         (II) Carol E. Shipley

      13     Relevant portions of our 1999 Annual Report are filed herewith.

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

+++ Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++       Filed as an Exhibit to our Registration Statement on Form
           S-3, File No. 33-91302, and incorporated by reference herein.
# Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference here in.
## Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.
### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference here in.
#### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference here in.
x Filed as an Exhibit to the GP's Current Report on Form 8-K, filed December 1, 1999, and incorporated by reference here in.
xx Filed as an Exhibit to the GP's Current Report on Form 8-K/A, filed December 9, 1999, and incorporated by reference here in.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                  SUSA PARTNERSHIP, L.P.
                  BY STORAGE USA, INC.,
                  GENERAL PARTNER

                  By: /s/ Christopher P. Marr
                     ---------------------------
                  Christopher P. Marr
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                         Title                                          Date
/s/ Dean Jernigan             Chairman of the Board of Directors             March 24, 2000
------------------------      Chief Executive Officer (Principal
Dean Jernigan                 Executive Officer)

/s/ Howard P. Colhoun         Director                                       March 24, 2000
------------------------
Howard P. Colhoun

/s/ Ronald Blankenship        Director                                       March 24, 2000
------------------------
Ronald Blankenship

/s/ Harry Thie                Director                                       March 24, 2000
------------------------
Harry Thie

/s/ Mark Jorgensen            Director                                       March 24, 2000
------------------------
Mark Jorgensen

/s/ John McCann               Director                                       March 24, 2000
------------------------
John McCann

/s/ William D. Sanders        Director                                       March 24, 2000
------------------------
William D. Sanders

/s/ Caroline McBride          Director                                       March 24, 2000
------------------------
Caroline McBride

/s/ Alan Graf                 Director                                       March 24, 2000
------------------------
Alan Graf

                                  EXHIBIT INDEX

 EXHIBIT NO.               DESCRIPTION


     3.1 Amended and Restated Charter of Storage USA, Inc. (the "GP"), (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

     3.2*     Restated and Amended Bylaws of the GP.

       4*     Specimen Common Stock Certificate.

    10.1* Agreement between the GP and certain executive officers prohibiting conflicting self-storage interests.

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

    10.19## Second Amendment to Strategic Alliance Agreement dated as of November 20, 1997, between the GP and Security Capital U.S. Realty

    10.20# Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of SUSA Partnership, L.P. dated as of November 12, 1998

    10.21## Amendment No. 3 to GP's 1993 Omnibus Stock Plan, dated as of December 16, 1996

    10.22## Amendment No. 4 to GP's 1993 Omnibus Stock Plan, dated as of November 4, 1998

    10.23## The GP's 1996 Officers' Stock Option Loan Program, effective as of December 16, 1996

    10.24## Form of Restricted Stock Award pursuant to the GP's 1993 Omnibus Stock Plan


    10.25## The GP's 1998 Non-Executive Employee Stock Option Plan, effective as of November 4, 1998

    10.26##   Shareholder Value Plan, effective as of January 1, 1999

    10.27##   Employment Agreements for:
              Larry Hohl, Executive VP and Senior Operating Officer,
              dated as of   September 1, 1998,
              John McConomy, Executive VP and General Counsel, dated as of July 24, 1998, Richard Stern, Senior VP, Development, dated as of May 15, 1998, Morris J Kriger, Executive VP, Acquisitions, dated as of December 6, 1995.

    10.28### Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of May 26, 1999

    10.29### Limited Liability Company Agreement of Storage Portfolio I LLC, by and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated May 13, 1999.

    10.30### First Amendment to Limited Liability Company Agreement of Storage Portfolio I LLC, dated as of June 7, 1999

    10.31### Amendment No. 2 to the GP's 1995 Employee Stock Purchase and Loan Plan, dated as of May 5, 1999

    10.32#### Form of Severance Agreement between the GP and Dean Jernigan,
              Chairman, President and Chief Executive Officer, effective August 16, 1999

    10.33#### Form of Severance Agreement between the GP and
              Christopher P. Marr, Chief Financial Officer, effective August 16, 1999.

    10.34#### Form of Change of Control Severance Agreement between the GP and each of:
          (I) John W. McConomy, Executive Vice President, General Counsel and Secretary;
          (II)      Karl T. Haas, Executive Vice President Operations;
          (III) Morris J. Kriger, Executive Vice President Acquisitions; Francis C. ("Buck") Brown, III, Senior Vice President Human Resources;
          (IV)      Richard B. Stern, Senior Vice President Development;
          (V)       Russell W. Williams, Senior Vice President Sales and
                    Marketing; and
          (VI) Mark E. Yale, Senior Vice President Financial Reporting, effective August 16, 1999.

    10.35#### Form of Change of Control Severance Agreement between the GP and each of:
          (I)       Teresa K. Corona, Vice President, Investor Relations,
          (II)      Michael P. Kenney, Vice President Operations - Western
                    Division,
          (III)     Stephen R. Nichols, Vice President Operations - Eastern
                    Division,
          (IV) Richard J. Yonis, Vice President Operations - Central Division, effective August 16, 1999.

    10.36#### Amendment No. 3 to the GP's 1995 Employee Stock Purchase and
              Loan Plan dated as of August 5, 1999

    10.37#### Amended and Restated Amendment No. 4 to the GP's 1993 Omnibus
              Stock Plan dated as of November 4, 1998.

    10.38#### Employment Agreement between the GP and Christopher P.
              Marr, Chief Financial Officer, dated as of August 4, 1999

    10.39#### Employment Agreement between the GP and Bruce F. Taub, Senior
              Vice President, Capital Markets, dated as of June 12,1998

    10.40x Storage USA Press Release dated December 1, 1999, announcing joint ventures With GE Capital Corporation

    10.41x Storage USA Press Release dated December 1, 1999, announcing approval of repurchase program

    10.42x    Summary of Material Terms of the GE Capital Transactions

    10.43xx   Limited Liability Company Agreement of Storage
              Development Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

    10.44xx   Limited Liability Company Agreement of Storage
              Acquisition Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

    10.45xx Warrant Purchase Agreement dated November 30, 1999 between the GP and Storage Ventures, L.P.

    10.46xx Common Stock Warrant, dated November 30, 1999 issued by the GP to Storage Ventures, L.P.

    10.47xx Participation Rights Letter dated November 12, 1999 from the GP to Security Capital U.S. Realty Management.

    10.48 Amendment No. 5 to the GP's 1993 Omnibus Stock Plan, dated February 2, 2000

    10.49 Form of Change of Control Severance Agreement between the GP and each of (I) Bruce F. Taub
                          (II) Carol E. Shipley

      13      Relevant portions of our 1999 Annual Report are filed herewith.

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

+++ Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++       Filed as an Exhibit to our Registration Statement on Form
           S-3, File No. 33-91302, and incorporated by reference herein.
# Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference here in.
## Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.
### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference here in.
#### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference here in.
x Filed as an Exhibit to the GP's Current Report on Form 8-K, filed December 1, 1999, and incorporated by reference here in.
xx Filed as an Exhibit to the GP's Current Report on Form 8-K/A, filed December 9, 1999, and incorporated by reference here in.

                                Storage USA, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Storage USA, Inc.

Our report on the consolidated financial statements of SUSA Partnership, L.P. has been incorporated by reference in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule incorporated by reference in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP


Memphis, Tennessee
January 26, 2000

                             SUSA Partnership, L.P.


                          Consolidated Balance Sheets

December 31,                                                      1999         1998
--------------------------------------------------------------------------------------
                             (in thousands, except unit data)
Assets
Investments in storage facilities, at cost:
Land                                                           $  441,080   $  429,723
Buildings and equipment                                         1,229,812    1,186,492
--------------------------------------------------------------------------------------
                                                                1,670,892    1,616,215
Accumulated depreciation                                          (94,538)     (73,496)
--------------------------------------------------------------------------------------
                                                                1,576,354    1,542,719
Cash & cash equivalents                                             1,699        2,358
Advances and investments in real estate                           120,246      112,265
Other assets                                                       56,620       48,311
--------------------------------------------------------------------------------------
    Total assets                                               $1,754,919   $1,705,653
--------------------------------------------------------------------------------------

Liabilities & partner's capital
Notes payable                                                  $  600,000   $  600,000
Line of credit borrowings                                         105,500       70,762
Mortgage notes payable                                             70,163       78,737
Other borrowings                                                   42,453       47,625
Accounts payable & accrued expenses                                21,982       21,849
Dividends payable                                                  18,831       17,758
Rents received in advance                                          10,869       10,332
Deferred gain from contribution of self-storage facilities         37,125           --
Minority interest                                                     959          822
--------------------------------------------------------------------------------------
   Total liabilities                                              907,882      847,885
--------------------------------------------------------------------------------------

Limited Common Partnership units
    3,655,093 and 3,742,359 outstanding at redemption value       110,567      120,925

Commitments and contingencies

Partners' capital:
Preferred Partnership units
 650,000 outstanding                                               65,000       65,000
Deferred compensation                                                (517)          --
General Common Partnership units
    27,865,932 and 27,727,560 outstanding                         683,355      683,232
Notes receivable officers                                         (11,368)     (11,389)
--------------------------------------------------------------------------------------
    Total partners' capital                                       736,470      736,843
--------------------------------------------------------------------------------------
    Total liabilities & partners' capital                      $1,754,919   $1,705,653
--------------------------------------------------------------------------------------

See accompanying notes.

                             SUSA Partnership, L.P.

                     Consolidated Statements of Operations

For the year ended December 31,                           1999       1998       1997
--------------------------------------------------------------------------------------
                    (in thousands, except per unit data)

Property Revenues
Rental income                                            $243,767   $217,312   $157,798
Other income                                                8,951      4,692      2,772
--------------------------------------------------------------------------------------
Total property revenues                                   252,718    222,004    160,570
--------------------------------------------------------------------------------------

Property Expenses
Cost of property operations & maintenance                  61,547     55,954     39,743
Taxes                                                      21,168     18,583     12,620
General & administrative                                   14,275     11,677      6,766
Depreciation & amortization                                35,164     29,880     19,667
--------------------------------------------------------------------------------------
Total property expenses                                   132,154    116,094     78,796
--------------------------------------------------------------------------------------
Income from property operations                           120,564    105,910     81,774
--------------------------------------------------------------------------------------

Other Income (expense)
Interest expense, net                                     (42,222)   (36,873)   (16,028)
--------------------------------------------------------------------------------------
Income before, gain (loss) on exchange, minority
  interest and distributions to Preferred Unitholders      78,342     69,037     65,746
Gain/(loss) on exchange of self-storage facilities            181       (284)     2,569
--------------------------------------------------------------------------------------
Income before minority interest and
  Distributions to Preferred Unitholders                   78,523     68,753     68,315
Minority interest                                            (463)       (52)      (381)
--------------------------------------------------------------------------------------
Income before distributions to Preferred Unitholders       78,060     68,701     67,934

--------------------------------------------------------------------------------------
Distributions to Preferred Unitholders                     (5,769)      (769)        --
--------------------------------------------------------------------------------------
Net Income allocated to common unitholders               $ 72,291   $ 67,932   $ 67,934
=======================================================================================

Per common unit:
Basic net income per unit                                   $2.29      $2.18      $2.33
--------------------------------------------------------------------------------------
Diluted net income per unit                                 $2.28      $2.17      $2.31
--------------------------------------------------------------------------------------

See accompanying notes.

                             SUSA Partnership, L.P.

                     Consolidated Statements of Cash Flows

For the year ended December 31,                                                    1999        1998        1997
------------------------------------------------------------------------------------------------------------------
(in thousands)

Operating Activities
Net income                                                                      $  72,291   $  67,932   $  67,934
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                    35,164      29,880      19,667
  Minority interest                                                                   463          52         381
  (Gain)/loss on exchange of self-storage facilities                                 (181)        284      (2,569)
  Changes in assets and liabilities:
    Other assets                                                                   (3,892)    (17,316)    (18,799)
    Other liabilities                                                               1,075      13,965       5,543
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         104,920      94,797      72,157
------------------------------------------------------------------------------------------------------------------

Investing Activities
Acquisition and improvements of self-storage facilities                          (109,494)   (201,875)   (307,704)
Proceeds from exchange of self-storage facilities                                 144,952       1,694      10,213
Development of self-storage facilities                                            (71,523)    (58,911)    (40,856)
Advances and investments in real estate                                           (40,359)    (81,574)    (24,541)
Proceeds from liquidation of advances and investments in real estate               41,904       7,747          --
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (34,520)   (332,919)   (362,888)
------------------------------------------------------------------------------------------------------------------

Financing Activities
Net borrowings (repayments) under lines of credit                                  34,738      38,919     (20,887)
Mortgage principal payments                                                        (4,031)     (3,366)    (12,726)
Mortgage principal borrowings                                                          --         145       2,670
Other borrowings principal payments/payoffs                                        (6,131)         --          --
Payment of debt issuance costs                                                     (1,185)     (1,083)       (227)
Distributions to general partner                                                  (73,962)    (53,188)    (65,666)
Distributions to limited partners                                                  (9,712)     (6,337)     (5,660)
Preferred unit distributions                                                       (5,336)         --          --
Proceeds from issuance of notes payable                                                --     198,311     296,131
General partner contributions                                                       1,952       1,236      94,482
Repurchase of units from general partner                                           (7,228)         --          --
Proceeds from issuance of preferred units                                             (18)     63,375          --
Payments on notes receivable                                                          166       3,150       1,842

Net contributions (distributions) to minority interests                              (312)     (1,591)        332
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         (71,059)    239,571     290,291
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                      (659)      1,449        (440)
Cash and equivalents, beginning of period                                           2,358         909       1,349
------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                             $   1,699   $   2,358   $     909
------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash activities:

Equity share of joint venture received for disposition of assets               ($175)    $    --   $      --
Common stock issued in exchange for notes receivable and
    contributed to Partnership in exchange for Partnership Units                  --       2,333       4,360
Common stock issued to Directors and contributed to
    Partnership in exchange for Partnership Units                                160         132         107
Mortgages assumed on storage facilities acquired                                  --      28,135       7,098
Storage facilities and land acquired in exchange for Partnership Units         4,948      34,597      35,661
Storage facilities acquired in exchange for unsecured notes, deferred
    Partnership Unit agreements and capital leases                             1,000      46,966         349
Restricted stock issued in exchange for Partnership Units                        246          --       1,395
Storage facilities contributed by GP in exchange for Partnership Units            --          --       3,547
Exchange of Partnership Units for shares of GP common stock                    9,164         250         966
Payoff of officer note                                                            --         565          --
Issuance of warrants to GP                                                       666          --          --
Exchange of storage facilities, net                                             (181)        284       2,569
Minority interest in acquired facility                                            --          45          --
Note received in consideration for facility sold                                 875          --          --
Equity share of joint venture received for disposition of assets                (596)         --          --
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                             SUSA Partnership, L.P.

                 Consolidated Statements of Partners' Capital

                                                                                 General
                                                    Preferred                     Common         Notes        Total
                                                   Partnership    Deferred     Partnership    Receivable-   Partners'
                                                     Capital    Compensation     Capital        Officers     Capital
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
Balance at December 31, 1996                         $     -     $    -         $570,603       $(10,253)   $560,350
-------------------------------------------------------------------------------------------------------------------

Capital contributions                                      -          -          103,178              -     103,178
Contribution of self-storage facilities in
  exchange for Units                                       -          -           35,661              -      35,661
Contribution of self-storage facilities in
  exchange for Units - deferred                            -          -                -              -           -
Redemption of units by conversion to GP stock              -          -             (617)             -        (617)
Issuance of Units to employees in
  exchange for notes receivable                            -          -                -         (2,518)     (2,518)
Net income                                                 -          -           67,934              -      67,934
Distributions                                              -          -          (71,326)             -     (71,326)
Adjustment to reflect limited partners' equity
  Interest at redemption value                             -          -          (41,339)             -     (41,339)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                               -          -          664,094        (12,771)    651,323
-------------------------------------------------------------------------------------------------------------------

Capital contributions                                 65,000          -            3,705              -      68,705
Contribution of self-storage facilities in
  exchange for Units                                       -          -           34,597              -      34,597
Contribution of self-storage facilities in
  exchange for Units - deferred                            -          -                -              -           -
Redemption of units by conversion to GP stock              -          -           (1,875)             -      (1,875)
Issuance of Units to employees in
  exchange for notes receivable                            -          -                -          1,382       1,382
Net income                                                 -          -           67,932              -      67,932
Distributions                                              -          -          (77,265)             -     (77,265)
Adjustment to reflect limited partners' equity
  interest at redemption value                             -          -           (7,956)             -      (7,956)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          65,000          -          683,232        (11,389)    736,843
-------------------------------------------------------------------------------------------------------------------

Capital contributions                                      -          -           12,000              -      12,000
Contribution of self-storage facilities in
  exchange for Units                                       -          -            4,948              -       4,948
Contribution of self-storage facilities in
  exchange for Units - deferred                            -          -            1,000              -       1,000
Redemption of units by conversion to GP stock              -          -           (9,164)             -      (9,164)
Issuance of Units to employees in
  exchange for notes receivable                            -          -                -             21          21
Net income                                                 -          -           72,291              -      72,291
Distributions                                              -          -          (84,748)             -     (84,748)
Deferred compensation                                      -       (517)               -              -        (517)
Repurchase of Units                                        -          -           (7,228)             -      (7,228)
Warrants issued to GP                                      -          -              666              -         666
Adjustment to reflect limited partners' equity
  interest at redemption value                             -          -           10,358              -      10,358
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         $65,000     $(517)         $683,355       $(11,368)   $736,470
-------------------------------------------------------------------------------------------------------------------

                             SUSA Partnership, L.P.

                   Notes to Consolidated Financial Statements

      (dollar amounts in thousands, except share, unit and per unit data)


NOTE 1 ORGANIZATION

SUSA Partnership, L.P. (the "Company" and the "Partnership") was formed by Storage USA, Inc. (the "GP"), general partner and holder of approximately 88% of the interest therein, to acquire, develop, construct, franchise and own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to partially defer taxation of capital gains. Under the terms of the partnership agreement, all proceeds from the issuance of common stock are contributed to the Partnership in exchange for Units. At December 31, 1999 and 1998, respectively, the GP had an approximately 88.4% and 88.1% partnership interest in the Partnership.

  In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Company accounts for Franchise under the equity method and includes its share of the profit or loss of Franchise in Other Income.

  At December 31, 1999, the Company owned and managed 507 self-storage facilities containing approximately 34,069,000 square feet located in 31 states and the District of Columbia.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and SUSA Management. All intercompany balances and transactions have been eliminated. The Company accounts for Franchise under the equity method and includes its share of the profit or loss of Franchise in Other Income.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Segment Reporting

The "Property Operations" division is responsible for the operation of the Company's owned and managed facilities. Property Operations represents the only reportable segment of the Company. Performance for the division is measured through evaluating total property revenues and property expenses exclusive of general and administrative expenses and depreciation and amortization. All of the Company's facilities are located in the United States.

Federal Income Taxes

No provision for income taxes is provided since all taxable income or loss or tax credits are passed through to the partners.

The GP operates so as to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal tax on its distributed income. Therefore, the statement of operations contains no provision for federal income taxes.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition

Rental income is recorded when due from tenants. Rental income received prior to the start of the rental period is deferred and included in rents received in advance.

Other Income

Other income consists primarily of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:



                                    1999            1998             1997
--------------------------------------------------------------------------
Property specific:                 $4,117          $3,371           $1,518
Management fees:                    2,055           1,079              809
Income from equity:                 2,779             242              445
--------------------------------------------------------------------------
Total other income                 $8,951          $4,692           $2,772

Interest Expense, net

Interest income and expense are netted together and the breakout of income and expense is as follows:

                                      1999            1998            1997
----------------------------------------------------------------------------
Interest income                    $ 13,101         $  8,667        $  2,083
Interest expense                    (55,323)         (45,540)        (18,111)
----------------------------------------------------------------------------
Interest expense, net              $(42,222)        $(36,873)       $(16,028)

Interest is capitalized on accumulated expenditures relating to the development of certain qualifying properties. During 1999, 1998, and 1997, total cash paid by the Company for interest was $55,511, $41,560, and $18,316, respectively, which includes $4,388, $3,461, and $1,866, which was capitalized in 1999, 1998, and 1997, respectively.

Interest Rate Management Agreements

The Company periodically enters into interest rate risk management agreements including interest rate swaps and caps to manage interest rate risk associated with anticipated debt transactions and with its variable rate line of credit. Gains and losses, if any, on these transactions are deferred and amortized over the terms of the related debt as an adjustment to interest expense. Any up-front premium is amortized over the effective period of the corresponding agreement as an adjustment to interest expense. Changes in the fair value of the interest rate risk management agreements are not recognized in the financial statements. In the event that any corresponding anticipatory transaction is no longer likely to occur, the Company would mark the derivative to market and would recognize any adjustment in the consolidated statement of operations. The Company does not enter into interest rate risk management agreements for trading or speculative purposes.

Investment in Storage Facilities

Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of 40 years for buildings and improvements, and three to ten years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred. Certain costs, principally payroll, directly related to real estate development, are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

  If there is an event or a change in circumstances that indicates that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying value of the asset. If the cash flow is less, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Minority Interest

Minority interest reflects the ownership interest of the limited partners in several facilities in which the Partnership is the general partner. The limited partners' share of the net income of the Partnership is charged to minority interest expense and increases the Company's liability. Distributions to the limited partners reduce the Company's liability.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partner's capital.

NOTE 3 INVESTMENTS IN STORAGE FACILITIES

The following summarizes activity during the periods:

----------------------------------------------------------------------------
Cost
----
Balance at December 31, 1997           $1,242,864
Property acquisitions                     293,578
Land acquisitions and joint
  venture development                      57,046
Facility expansions                         1,867
Improvements and other                     29,581
Properties exchanged                       (8,721)
----------------------------------------------------------------------------
Balance at December 31, 1998           $1,616,215
----------------------------------------------------------------------------

Property acquisitions                      86,879
Land acquisitions and joint
  venture development                      71,004
Facility expansions                           529
Improvements and other                     16,723
Properties exchanged                     (120,458)
----------------------------------------------------------------------------
Balance at December 31, 1999           $1,670,892
============================================================================

Accumulated Depreciation
Balance at December 31, 1997           $   44,955
Additions during the year                  28,954
Properties exchanged                         (413)
----------------------------------------------------------------------------
Balance at December 31, 1998           $   73,496
Additions during the year                  33,625
Properties exchanged                      (12,583)
----------------------------------------------------------------------------
Balance at December 31, 1999           $   94,538
============================================================================

The above cost balances include facilities acquired through capital leases of $31,334 at December 31, 1999 and $31,160 at December 31, 1998 and construction in progress of $89,870 at December 31, 1999 and $65,716 at December 31, 1998. Also included above is $11,800 at December 31, 1999 and $10,300 at December 31, 1998 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $771 at December 31, 1999 and $145 at December 31, 1998.

NOTE 4 ADVANCES AND INVESTMENT IN REAL ESTATE

Advances

During 1997, the Company began offering construction advances to franchisees of
Franchise to fund the development of franchised self-storage facilities.   The
loans are collateralized by the property. The Company will advance the funds for construction and start-up costs at a market interest rate based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly. Typically advances represent 70%-96% of the anticipated cost of the project at the prime rate plus one half to one percentage point. In consideration for coordinating the financing as well as other value derived by the franchisee, Franchise typically receives an equity interest in the facility. The equity interest typically allows Franchise to share in 40% to 45% of the positive cash flows of the facility, and if sold, the sale of the facility. Franchise recognizes its proportionate share of the facilities' net income. Due to the Company's equity participation in the underlying projects (through its 97.5% economic interest in Franchise) all related activity is being accounted for as direct investments in and advances to real estate joint ventures. As of December 31, 1999, the Company is committed to advance an additional $36,186 for similar construction loans. The table below summarizes certain information related to these advances:


                                                    1999           1998
----------------------------------------------------------------------------
Advances (collateralized by first mortgages)    $    117,022   $   112,163
Interest rates at end of period                  8.25%-10.00%   7.75%-8.41%
W/A interest rate during period (1)                     8.50%         8.72%
----------------------------------------------------------------------------
(1) W/A = Weighted average

Joint Ventures

Fidelity Venture:

On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000, representing Fidelity Management Trust Company's 75% interest in the joint venture and the Company's proportionate share of proceeds from a $93,600 non-recourse note obtained by the joint venture. The note is secured and has a fixed interest rate of 7.76%. The Company accounts for its investment in the Fidelity Venture under the equity method. The Company's original basis in the Fidelity venture was equal to 25% of the Company's historical cost basis in the self-storage facilities of approximately $91,200, less the approximate $23,400 in debt proceeds distributed from the joint venture. A $37,100 gain on the transaction, net of disposition costs, was deferred until such time the Company disposes of its interest in the Fidelity Venture or the underlying properties are sold. As of December 31, 1999, the Company had a recorded negative investment in the Fidelity Venture of $175. Under the terms of the venture agreement, cash flow from operations and liquidation of the venture will be distributed to each member based on its proportionate equity interest. The Company will manage the Fidelity Venture and continue to operate all of the venture's assets for a fee. During 1999, the Company recognized $845 in equity earnings from the venture and $780 in management fees for managing the venture's properties. The table below summarizes certain financial information related to the Fidelity Venture:

                                   For the Period June 7, 1999
                                    Through December 31, 1999
--------------------------------------------------------------
(in thousands)
Property revenues                                    $ 12,847
Property expenses                                    $  1,919
Net Operating Income                                 $ 10,928
Net income                                           $  3,381
Total assets                                         $136,259
Total debt                                           $ 92,976
--------------------------------------------------------------

GECC Ventures:

On December 1, 1999, the Company formed two joint ventures with GE Capital Corporate ("GE Capital"), providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company will have a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. All of the properties acquired and developed by the ventures will be operated by Storage USA under a five-year management contract. In addition to the property management, Storage USA will provide certain fee-based services for the ventures, including identifying suitable development and acquisition opportunities and general contractor services. It is expected that both ventures will be leveraged with targeted debt ratios of approximately 50%. The Company accounts for these joint ventures under the equity method of accounting. In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of Storage USA common stock at $42 per share. These warrants may be exercised at any time within a five-year period. The Company's recorded investment in the joint ventures of $2,749 as of December 31, 1999 is comprised of the estimated value of the warrants of $666 and investment advisory fees of $1,900 incurred directly by the Company. Through December 31, 1999, no development had commenced or acquisitions had occurred within the ventures.

  During the first quarter of 2000, Storage USA does expect to transfer as many as 13 projects currently in early stages of development into the Development Venture. These projects have a projected total cost of $64,700, of which Storage USA has invested approximately $29,400 as of December 31, 1999.

Other Ventures:

The Company has equity interests in several single facility joint ventures. The Company accounts for these joint ventures under the equity method of accounting. As of December 31, 1999 and 1998, the recorded investments in these joint ventures was $650 and $103, respectively.

NOTE 5 OTHER ASSETS

Other assets consist of the following at December 31:

                                                          1998            1997
--------------------------------------------------------------------------------
Deposits                                                $ 4,147         $ 5,048
Deferred cost of issuances
 of unsecured notes                                      10,006          10,695
Accounts receivable                                       4,855           4,769
Mortgages receivable                                      4,449           3,624
Notes receivable                                          7,445           8,642
Other receivables                                         4,988           5,137
Advances and investments in Franchise                    13,906           4,464
Other                                                     6,824           5,932
--------------------------------------------------------------------------------
                                                        $56,620         $48,311
--------------------------------------------------------------------------------

Deferred financing costs are amortized using the interest method over the terms of the related debt.


NOTE 6 BORROWINGS

The following is a debt maturity schedule as of December 31,1999:

                                          2000       2001       2002        2003       2004    Thereafter
---------------------------------------------------------------------------------------------------------
Notes payable                           $   --    $    --    $    --    $100,000     $    --     $500,000
Mortgage note payables                   2,310      1,461      1,607       1,769      23,463       33,040
Non-interest bearing notes               4,000      5,150         --          --          --           --
---------------------------------------------------------------------------------------------------------
Cash payments                           $6,310    $ 6,611    $ 1,607    $101,769     $23,463     $533,040

Notes Payable

The Partnership has issued various senior unsecured notes (the "Notes") due on various dates. The Notes are redeemable at any time at the option of the Partnership in whole or in part, at a redemption price equal to the sum of: (a) the principal amount of the Notes being redeemed plus accrued interest or (b) a "make-whole" amount as more fully defined in the Notes' prospectus. The Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Partnership. The Notes contain various covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The amounts, maturities and interest rates of the notes are as follows:


------------------------
        Amount
------------------------
     1999          1998       Maturity        Interest
-------------------------------------------------------------------------------
$  100,000      $100,000    November, 2003     7.125%
   100,000       100,000        July, 2006     6.950%
   100,000       100,000    December, 2007     7.000%
   100,000       100,000        June, 2017     8.200%
   100,000       100,000        July, 2018     7.450%
   100,000       100,000    December, 2027     7.500%
-------------------------------------------------------------------------------
$  600,000      $600,000

  The proceeds from the issuances of the Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

Mortgage Notes Payable

Mortgage notes payable consist of the following at December 31:


1999
-------------------------------------------------------------------------------
                                  Face      Assets    Maturity   Interest Rate
                                 Amount   Encumbered    Range        Range
-------------------------------------------------------------------------------
Conventional fixed rate          $58,318    $145,287  2000-2021   6.5%-11.5%
Conventional variable rate         5,332      11,244  2006-2016    7.9%-9.0%
-------------------------------------------------------------------------------
Total                            $63,650    $156,531
Premiums                           6,513
                               ---------
Mortgage notes payable           $70,163


1998
-------------------------------------------------------------------------------
                                     Face  Encumbered   Maturity  Interest Rate
                                   Amount      Amount      Range          Range
-------------------------------------------------------------------------------
Conventional fixed rate           $59,638    $142,174  2000-2021    6.5%-11.5%
Conventional variable rate          8,043      18,180  2006-2016     7.9%-9.0%
-------------------------------------------------------------------------------
Total                             $67,681    $160,354
Premiums                           11,056
                                ---------
Mortgage notes payable            $78,737


  Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt.

Line of Credit Borrowings

                                        1999       1998
--------------------------------------------------------------------------------
Total lines of credit at
  December 31                       $240,000   $190,000
Borrowings outstanding at
  December 31                       $105,500   $ 70,762
Weighted average daily borrowing
  during the year                   $ 93,122   $ 78,900
Maximum daily borrowing during
  the year                          $123,093   $179,288
Weighted average daily interest
  rate during the year                  6.39%      6.73%


  During 1999, the Company renegotiated its existing line of credit with a group of commercial banks, expanding the borrowing capacity under the line to $200,000 and extending the maturity to May 25, 2002. This line bears interest at various spreads over LIBOR based on the Company's long-term debt ratings. At December 31, 1999, the Company also had a $40,000 line of credit with a commercial bank. The line bears interest at spreads over LIBOR, matures on July 1, 2000 and is renewable at that time. Neither of these agreements have compensating balance requirements. The agreement imposes several limitations on the Company. The most restrictive of these requires the Company to maintain minimum levels of debt service coverage and limits the level of the Company's total borrowings as a percentage of the its assets.

OTHER BORROWINGS


---------------------------------------------------------------------------------------------------------------------------
                                                         1999                   |                    1998
1999                                  Face Amount  Carrying Value  Imputed Rate | Face Amount  Carrying Value  Imputed Rate
--------------------------------------------------------------------------------|-------------------------------------------
                                                                                |
Non-interest bearing notes                $ 9,150       $ 8,365        7.50%    |   $15,154         $13,513         7.50%
Deferred Units                            $12,000       $10,256        7.50%    |   $13,000         $10,452         7.50%
Leases                                         --       $23,832        7.50%    |        --         $23,660         7.50%
---------------------------------------------------------------------------------------------------------------------------

During 1998, the Company issued $15,154 of unsecured, non-interest bearing notes in exchange for interest in self-storage facilities. The notes were issued at various maturities through 2001. The Company also consummated deferred unit agreements totaling $13,000 in exchange for interest in self-storage facilities. The agreements have various maturities through 2002, at which time units of limited partnership interest in SUSA Partnership, L.P. will be issued to satisfy the agreements. During 1998, the Company signed a lease agreement on several self-storage facilities. The lease is being accounted for as a capital lease. An initial deposit of $7,600 was made at the time of closing and minimum lease payments totaling $9,249 will be paid to the lessor through 2003 at which time the Company has the option to purchase the facilities for $29,000. If the Company does not exercise this option the Lessor has the option to sell the facilities to the Company for $29,250. Minimum lease payments broken out between principle and interest by maturity are shown below.

                              2000           2001           2002           2003
-------------------------------------------------------------------------------
Principal                     ($56)        $  123         $  296        $23,480
Interest                     1,790          1,788          1,772          1,168
-------------------------------------------------------------------------------
Minimum lease payment       $1,734         $1,911         $2,068        $24,648


NOTE 7 INCOME PER UNIT

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share," to report basic and diluted earnings per unit. As required by this statement, all prior periods have been restated. Basic and diluted income per common unit is calculated by dividing net income attributed to common unitholders by the appropriate weighted average common units as presented in the following table:

                                                           1999                        1998                        1997
                                                     ---------------------------------------------------------------------
Basic net income per Unit:

     Net income attributable to common unitholders     $    72,291                 $    67,932                 $    67,934

     Basic weighted average units outstanding               31,602                      31,137                      29,155
     ---------------------------------------------------------------------------------------------------------------------
     Basic net income per Unit                         $      2.29                 $      2.18                 $      2.33


Diluted net income per Unit:

     Net income attributable to common unitholders     $    72,291                 $    67,932                 $    67,934

     Basic weighted average units outstanding           31,602,000                  31,137,000                  29,155,000

     Dilutive effect of GP stock options                    70,000                     126,000                     212,000
                                                     ---------------------------------------------------------------------

     Diluted weighted average Units outstanding         31,672,000                  31,263,000                  29,367,000
                                                     ---------------------------------------------------------------------
     Diluted net income per Unit                       $      2.28                 $      2.17                 $      2.31

NOTE 8 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following summary of unaudited pro forma combined financial information of the Company is presented as if all acquisitions, exchanges of self-storage facilities, GP common stock issuances and notes payable issuances that transpired during 1999 and 1998 had occurred at the beginning of each period presented. The unaudited combined financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of each period, nor does it purport to represent the results of operations for future periods.

Year ended December 31,                           1999        1998
-----------------------------------------------------------------------------
Pro forma total revenues                        $249,218     $213,267
Pro forma net income                            $ 71,237     $ 65,387
Pro forma basic net income per common unit      $   2.25     $   2.10
Pro forma diluted net income per common unit    $   2.25     $   2.09

NOTE 9 FINANCIAL INSTRUMENTS

The off-balance sheet instruments that the Company primarily uses are interest rate swaps and caps. The only instrument in effect during 1999 was an interest rate cap with a notional value of $100,000 and a cap strike price of 6.0%. The contract was effective November 5, 1999 and terminated on February 7, 2000. The Company paid an up-front premium of $45 and received a $40 upon termination of the contract.

 The Company's carrying amounts and fair value of its financial instruments were as follows:

As of December 31,                                           1999                             1998
                                                Carrying value    Fair value     Carrying value     Fair value
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $  1,699        $  1,699          $  2,358        $  2,358
Advances(collateralized by first mortgage)           117,022         117,022           112,163         112,163
Line of credit borrowings                            105,500         105,500            70,762          70,762
Mortgage notes payable                                70,163          70,163            78,737          78,213
Notes payable                                        600,000         584,457           600,000         565,173


  The Company, in determining the fair values set forth above, used the following methods and assumptions:

Advances

A market rate of interest is used based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly; and therefore fair value approximates carrying value.

Mortgage and Notes Payable, and Line of Credit Borrowings

The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates fair value. The fair value of the mortgage and notes payable were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate at December 31, 1999 and 1998, for similar types of borrowing arrangements.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company has various lease agreements for office space. Total future minimum rental payments on the office leases are $2,361 in year one, $2,585 in year two, $2,003 in year three, $1,872 in years four and five and $20,262 thereafter. Rental expense under these operating leases approximated $1,218 in 1999, $1,009 in 1998 and $667 in 1997. These minimum payments are net of amounts due to the Company under corresponding subleases of $573 in year one, $688 in two through five and $8,055 thereafter.

Construction Financing

The Company is committed to advance an additional $36,186 in construction
financing to franchisees of Franchise as described in Note 4.   The Company is
also a limited guarantor on the financing of three open and operating projects in which Franchise has either a partnership interest or an option to purchase the facility at various times after completion. Under the terms of the guarantee, the Company has the option, upon notice by the financial institution of an event which would require payment by the Company under the guarantee, of
(a) purchasing the note and all related loan documents without recourse or (b) payment of the guarantee. At December 31, 1999, the Company was guarantor on $7,768 of these financing arrangements, of which $0 was outstanding.

Redemption of Units

At December 31, 1999, there were 3,655,093 Units outstanding. Certain Units are redeemable for an amount equal to their fair market value ($2,481 based upon a price per Unit of $30.250 at December 31, 1999) payable by the Company in cash or by a promissory note payable in quarterly installments over two years with interest at the prime rate. Units held by other Limited Partners are redeemable, at the option of such Limited Partners, beginning on the first anniversary of their issue, for amounts equal to the then fair market value of their Units ($108,086 redeemable at December 31, 1999, based upon a price per Unit of $30.250 at December 31, 1999) payable by the Company in cash or, at the option of the GP, in shares of the GP's common stock at the exchange ratio of one share for each Unit.


NOTE 11 DISTRIBUTIONS(unaudited)

The Company distributed the following amounts per unit to holders of common Units during 1999, 1998 and 1997.

----------------------------------------------------------------------------

                         1999       1998      1997
----------------------------------------------------------------------------
Distributions           $2.68      $2.56     $2.40


NOTE 12 PARTNER'S CAPITAL

Stock-Based Compensation Plan

The GP has a Stock Option Plan, Employee Stock Purchase and Loan Plan, Dividend Reinvestment Plan and Stock Purchase Plan, in which employees of the Company participate. Under the terms of the partnership agreement, all proceeds from the issuance of GP common stock, or exercise of GP stock options, under the plans are contributed to the Partnership in exchange for Units.

  The GP applies Accounting Principles Board (APB)25 and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS123 "Accounting for Stock-Based Compensation", the GP elected to continue to apply the provisions of APB25. However, pro forma disclosures as if the GP adopted the cost recognition provisions of SFAS123 are required and are presented below along with a summary of the plan and awards.

  The shareholders of the GP have approved and the GP has adopted the Storage USA, Inc. 1993 Omnibus Stock Plan (the "Plan"). The GP has granted options to certain GP directors, and officers and key employees of the Company to purchase shares of the GP's common stock at a price not less than the fair market value at the date of grant. Options granted to employees generally vest over a three to five year period. There are 4,000,000 shares available to be issued under the Plan.

  Generally, the optionee has up to ten years from the date of the grant to exercise the options. Plan activity is as follows:


                                                                                                 Weighted
                                                                Number of       Exercise         average
                                                                 options      price range     exercise price
------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1996                             953,790    $ 21.75-$37.625       $28.65
Exercisable at end of year                                        693,963    $ 21.75-$37.625       $25.99
 Granted                                                          863,300    $35.625-$40.375       $38.55
 Exercised                                                       (170,581)   $ 21.75-$ 31.00       $24.76
 Cancelled                                                       (143,020)   $ 31.00-$39.125       $36.25
---------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1997                           1,503,489    $ 21.75-$40.375       $34.16
Exercisable at end of year                                        546,543    $ 21.75-$ 38.25       $26.78
 Granted                                                          710,058    $ 29.50-$40.313       $31.33
 Exercised                                                        (56,100)   $ 24.75-$ 31.25       $26.51
 Cancelled                                                       (189,102)   $ 24.75-$40.375       $39.23
---------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1998                           1,968,345    $21.75-$40.3125       $32.87
Exercisable at end of year                                        771,982    $21.75-$40.3125       $30.59
 Granted                                                          800,129    $27.5625-31.875       $33.09
 Exercised                                                        (79,000)   $  31.75-$31.00       $24.30
 Cancelled                                                        (93,026)   $38.875-$38.875       $38.75
---------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1999                           2,596,448    $21.75-$40.3125       $31.66
Exercisable at end of year                                      1,039,079    $21.75-$40.3125       $32.63
---------------------------------------------------------------------------------------------------------


  The following table provides additional information about the options outstanding and exercisable at December 31, 1999:


--------------------------------------------------------------------------------------------------------------------
                                              Options outstanding                          Options exercisable
--------------------------------------------------------------------------------------------------------------------
                                 Outstanding      Weighted average     Weighted     |     As of          Weighted
Range of                            as of            remaining         average      |    Dec. 31,        average
exercise prices                 Dec. 31, 1999     contractual life  exercise price  |      1999       exercise price
------------------------------------------------------------------------------------|--------------------------------
                                                                                    |
$20.1566 - $24.1878                126,000              4.91           $21.7500     |     126,000        $21.7500
$24.1879 - $28.2191                881,239              9.33           $27.3084     |     101,110        $25.3482
$28.2192 - $32.2504                569,977              8.05           $30.0124     |     251,297        $30.5481
$32.2505 - $36.2817                132,057              8.06           $34.3347     |      54,857        $34.0893
$36.2818 - $40.3125                887,175              7.68           $38.0505     |     505,815        $37.6819

--------------------------------------------------------------------------------------------------------------------
                                                                                    |
                                 2,596,448              8.17           $31.6601     |   1,039,079        $32.6348
--------------------------------------------------------------------------------------------------------------------



  The GP has utilized a Black-Scholes option-pricing model with the following assumptions in order to estimate the fair value of the GP's stock options:

--------------------------------------------------------------------------------
                                               1999          1998          1997
--------------------------------------------------------------------------------
Risk-free interest rates                       6.35%         4.57%         5.74%
Estimated dividend yields                      8.86%         7.50%         6.20%
Volatility factors of the expected
  market price of the Company's
  common shares                               22.80%        20.30%        16.80%
Expected life of the options (years)              7             7            10
Weighted average fair value                  $ 3.35        $ 2.56        $ 3.98
--------------------------------------------------------------------------------

  The following pro forma disclosures were computed assuming the fair value of the options is amortized to compensation expense over the vesting period of the options:



--------------------------------------------------------------------------------
                                     1999              1998            1997
--------------------------------------------------------------------------------
Pro forma compensation
  Expense                         $ 1,063           $ 1,202         $   939
Pro forma net income              $71,228           $66,730         $66,995
Pro forma basic net income
  per unit                        $  2.25           $  2.14         $  2.30
Pro forma diluted net
  income per unit                 $  2.25           $  2.13         $  2.28
--------------------------------------------------------------------------------

Employee Stock Purchase and Loan Plan

As of December 31, 1999, the GP has issued 523,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the GP and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current market price. The GP provides 100% financing for the purchase of the shares with interest rates ranging from 6.1% to 9.2% per annum payable quarterly. The underlying notes have personal guarantees and are collateralized by the shares and mature between 2002 and 2006.

Dividend Reinvestment and Stock Purchase Plan

In 1995, the GP adopted the Dividend Reinvestment and Stock Purchase Plan. Under the plan, the GP offers holders of its common stock the opportunity to purchase, through reinvestment of dividends or by additional cash payments, additional shares of its common stock. The shares of common stock for participants may be purchased from the GP at the greater of the average high and low sales price or the average closing sales price on the investment date or in the open market at 100% of the average price of all shares purchased for the plan. During 1999 and 1998, 3,813 and 1,545 shares, respectively, were issued under the plan.

Stock Purchase Agreement

On March 1, 1996, the GP entered into a Stock Purchase Agreement with Security Capital U.S. Reality (USRealty), an affiliate of Security Capital Group to purchase shares of the GP's common stock. As of December 31, 1999, USRealty owns 11,765,654 shares of the GP's common stock, which represents 42.2% of the
outstanding shares of the GP.   On March 19, 1996, USRealty also executed a
Strategic Alliance Agreement and a Registration Rights Agreement with the
Company.   The Strategic Alliance Agreement generally provides that USRealty may nominate a number of directors to the Company's Board of Directors proportionate to its ownership of the GP's common stock. As of December 31, 1999, three nominees of the USRealty serve on the Company's Board of Directors. During 1999, the Company paid Security Capital Group or its affiliates $3,857 for various services received by the Company during the year. The payments included $3,717 for investment advisory services and $140 for real estate research, insurance related services.

General Partner Contributions

In 1997, the GP issued 2,461,000 shares of common stock for an aggregate purchase price of $90,368. The proceeds from the issuances are contributed to the Partnership in exchange for additional Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit to finance the acquisitions of self-storage facilities and for working capital.

  In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. As of December 31, 1999, the GP had repurchased 250,000 shares at an average price of $28.91.



NOTE 13 PREFERRED UNITS

On November 12, 1998, the Partnership issued 650,000 units of $100 par value 8.875% Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") valued at $65,000 in a private placement. The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series A Preferred Stock of Storage USA, Inc., on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units.


NOTE 14 POST EMPLOYMENT BENEFIT PLAN

The Company contributes to a 401(k) savings plan (a voluntary defined contribution plan) for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Each year the Company is obligated to make a matching contribution on the employee's behalf equal to 50% of the participant's contribution to the plan, up to 2% of the participant's compensation. Company profit sharing contributions to the plan are determined annually by the Company. Company contributions totaled $865, $661, and $479 during 1999, 1998 and 1997, respectively.


NOTE 15 RECENT ACCOUNTING DEVELOPMENTS

On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software.
In connection with the new SOP, the Company capitalized approximately $600 of qualifying costs in 1999.

  On June 16, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. The adoption of SAS 133 is not expected to have a material impact on the financial position or results of operation of the Company.


NOTE 16 QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for 1999 and 1998:

1999
                                                    First               Second              Third                Fourth
                                                   quarter             quarter             quarter              quarter
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                            $60,928             $64,095             $64,484               $63,211
Net income                                         $15,551             $18,591             $19,716               $10,089
Basic net income per common unit                   $  0.49             $  0.59             $  0.62               $  0.59
Diluted net income per common unit                 $  0.49             $  0.59             $  0.62               $  0.58

1998
                                                    First               Second              Third                Fourth
                                                   quarter             quarter             quarter              quarter
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                            $48,318             $53,730             $58,605               $62,060
Net income                                         $15,924             $17,283             $18,105               $16,640
Basic net income per common unit                   $  0.52             $  0.55             $  0.58               $  0.53
Diluted net income per common unit                 $  0.52             $  0.55             $  0.58               $  0.52



                             SUSA Partnership, L.P.

                       Report of Independent Accountants


To the Partners of
SUSA Partnership, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partner's capital and cash flows present fairly, in all material respects, the financial position of SUSA Partnership, L.P. (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Memphis, Tennessee
January 26, 2000

Storage USA, Inc., Facilities
Schedule III
Real Estate and Accumulated Depreciation as of December 31, 1999

                                                                            Initial Cost to REIT
                                                                      -----------------------------               Cost of
                                                                                         Building &              Improvements
State    Property Name                          Encumbrances              Land             Fixtures         Sub to Acquisition
-------------------------------------------------------------------------------------------------------------------------------
AL       Birmingham/Hwy 280                                             348,919              953,148                  87,171
AL       Birmingham/Palisades Blvd                                      571,924            1,546,313                   9,374
AZ       Oracle                                                         587,844            1,595,864                  84,762
AZ       East Phoenix                                                   370,586            1,021,566                 218,030
AZ       Tempe                                                          878,690            2,389,598                  99,656
AZ       Cave Creek                                                     824,369            2,244,177                  65,958
AZ       Alma School                                                    785,504            2,162,032                  57,254
AZ       Metro-21st/Peoria-Phoenix                                      599,712            1,638,042               1,569,499
AZ       7th St/Indian Sch-Phoenix                                      518,977            1,418,677                  94,865
AZ       Phoenix/32nd Street                                          1,346,245            3,670,885                  30,746
AZ       Mesa/Country Club                                              554,688            1,503,241                  67,109
AZ       Mesa/East Main St                        1,427,613             913,783            2,479,293                 234,234
AZ       Phoenix/Bell Road                                            1,312,139            3,547,636                  97,358
AZ       Tucson/S Santa Clara Ave                                       542,275            1,486,171                  96,626
AZ       Phoenix/N 43rd Avenue                                        1,307,809            3,541,123                 256,000
AZ       Phoenix/N 25th Avenue                                          537,482            1,457,678                  93,335
AZ       Phoenix/2331 W Ind Sch                                         537,759            1,458,428                 161,100
AZ       Mesa/N Power Rd                                                454,601            1,231,582                  63,313
AZ       Chandler/3026 S Ctry Club                                      525,840            1,429,081                 162,144
AZ       Tempe/E Southshore Dr                    1,200,074             798,272            2,158,290                 228,466
CA       Marina Del Rey                                               1,954,097            5,293,255                 139,239
CA       Campbell                                                       989,715            2,684,079                 314,324
CA       Monterey I & II                                              1,556,242            4,223,039                 309,230
CA       Santa Cruz                                                   1,036,838            2,812,668                 286,485
CA       Scotts Valley                                                  601,093            1,634,485                 269,823
CA       Santa Clara                                                  1,362,331            3,738,431                 143,969
CA       Watsonville                                                    430,931            1,173,809                 240,028

CA       Point Loma                                                   2,135,347            5,777,511                 359,709
CA       Rialto                                                         695,327            1,921,602                 138,804
CA       Yucaipa                                                        411,580            1,145,267                  22,808
CA       Fallbrook                                                      418,763            1,154,513                  72,713
CA       Hemet                                                          455,585            1,252,504                  59,157
CA       San Bernardino/Baseline                                      1,220,837            3,325,258                  93,880
CA       Colton                                                         514,276            1,425,550                 126,839
CA       San Marcos                                                     318,260              879,411                  87,858
CA       Capitola                                                       827,352            2,283,337                  57,754
CA       Oceanside                                                    1,236,627            3,383,435                  78,955
CA       San Bernardino/Waterman                                        708,661            1,941,602                 196,070
CA       Santee                                                         879,599            2,382,970                 269,134
CA       Santa Ana                                                    1,273,489            3,456,542                  68,603
CA       Garden Grove                                                 1,137,544            3,087,956                  82,427
CA       City of Industry                                               899,709            2,453,012                 117,389
CA       Chatsworth                                                   1,740,975            4,744,309                 140,126
CA       Palm Springs/Tamarisk                                          816,416            2,229,985                 130,863
CA       Moreno Valley                                                  413,759            1,142,629                 139,765
CA       San Bern/23rd St                                               655,883            1,803,082                 102,099
CA       San Bern/Mill Ave                                              368,526            1,023,905                  98,778
CA       Highlands                                                      626,794            1,718,949                  46,542
CA       Redlands                                                       673,439            1,834,612                 263,025
CA       Palm Springs/Gene Autry                                        784,589            2,129,022                  57,333
CA       Thousand Palms                                                 652,410            1,831,765                 167,596
CA       Salinas                                                        622,542            1,731,104                  73,935
CA       Whittier                                                       919,755            2,516,477                  82,248
CA       Florin/Freeport-Sacramento                                     824,241            2,262,310                 150,727
CA       Sunrise/Sacramento                                             819,025            2,231,500                  98,755
CA       Santa Rosa                                                   1,351,168            3,669,084                 115,226
CA       Huntington Beach                                               838,648            2,309,309                 252,250
CA       La Puente/Valley Blvd                                          992,211            2,710,041                  70,747
CA       Huntington Bch II/McFadden                                   1,050,495            2,846,043                 133,994
CA       Hawaiian Gardens/Norwalk                                     1,956,411            5,353,015                 120,181
CA       Sacramento/Auburn Blvd                                         666,995            1,808,847                 231,371
CA       Vacaville/Bella Vista                                          680,221            1,873,594                  36,620
CA       Sacramento/Perry                                               452,480            1,225,139                  72,286
CA       Cypress/Lincoln Avenue                                         795,173            2,178,391                  39,160

CA       Hollywood/N Vine St                                          1,736,825            4,735,794                  57,073
CA       Los Angeles/Fountain Ave                 1,773,080             835,269            2,318,852                 293,980
CA       Long Beach/W Wardlow Rd                                        988,344            2,714,905                  62,899
CA       Riverside/Arlington Ave                                        596,109            1,676,348                 177,031
CA       Orange/S Flower St                                           1,563,079            4,245,104               2,075,041
CA       Huntington Bch/Warner Ave                                    3,308,574            8,976,395                 136,659
CA       Anaheim/W Penhall Way                                          977,584            2,664,764                  69,839
CA       Santa Ana/W Fifth St                                           760,131            2,109,283                  73,124
CA       Long Beach/E Carson St                                       1,485,186            4,033,235                 148,981
CA       Long Beach/W Artesia Blvd                                    2,025,400            5,552,032                 141,708
CA       El Segundo/El Segundo Blv                                    2,065,840            5,598,384                  79,536
CA       Gardena/E Alondra Blvd                                       1,080,093            2,944,755                  53,441
CA       Pico Rivera/E Slauson Ave                                    1,823,075            4,954,864                 113,327
CA       Whittier/Comstock                                            1,230,548            3,346,862                 190,801
CA       Baldwin Park/Garvey Ave                                        568,380            1,552,405                  64,178
CA       Glendora/E Arrow Hwy                                           873,562            2,378,316                  68,453
CA       Pomona/Ridgeway                                                810,109            2,242,407                 219,559
CA       Riverside/Fairgrounds St                                       675,019            1,867,609                  65,167
CA       Cathedral City/E Ramon Rd                                    1,485,254            4,047,848                 118,765
CA       Palm Springs/Radio Road                                      1,011,684            2,765,751                 208,961
CA       Campbell/187 E Sunnyoaks                                       781,574            1,658,248                  17,401
CA       Roseville/6th Street                                           793,202            2,153,320                  87,965
CA       Roseville/Junction Blvd                                        918,175            2,484,109                  63,750
CA       Spring Valley/Jamacha Rd                                       823,892            2,232,496                 177,026
CA       N Highlands/Elkhorn Blvd                                       490,354            1,325,770                 220,891
CA       Los Angeles/Centinela Ave                                            -            2,975,910                  70,896
CA       Los Alamitos/Cerritos Ave                                    2,027,330            5,481,290                 365,036
CA       Los Angeles/W Pico Blvd                                      1,122,500            3,034,910                 243,573
CA       Redwood City/Willow St                                       3,107,679            3,285,844                  10,343
CA       Oceanside/Oceanside Blvd                                     2,283,822            6,174,777                   6,070
CO       Broomfield/W 120th Ave                                         690,949            1,899,169                  21,264
CO       Lakewood/W Mississippi                                       1,348,480            3,658,455                 127,237
CT       Wethersfield                                                   472,831            1,294,408                 943,481
CT       East Hartford                                                  992,547            2,700,212                 141,464
CT       Waterbury                                                      746,487            2,036,915                 103,036
CT       Rocky Hill                                                   1,327,857            3,608,978                  95,231
CT       Farmington                                                   1,272,203            3,454,995                  91,774

CT       Stamford/Commerce Rd                                         3,159,903            8,547,884                  96,600
CT       Brookfield/Brookfield-Fed                                    1,042,980            2,819,920                  69,333
FL       Longwood                                                       862,849            2,387,142                  60,771
FL       Sarasota                                                     1,281,966            2,007,843               1,646,916
FL       WPB Southern                               810,270             226,524              922,193               3,044,277
FL       WPB II                                                         572,284            2,365,372                  97,407
FL       Ft. Myers                                                      489,609            1,347,207                 796,975
FL       North Lauderdale                                             1,050,449            2,867,443                 823,083
FL       Naples                                                         636,051            1,735,211                 114,733
FL       Hallandale                                                   1,696,519            4,625,578                 148,572
FL       Davie                                                        2,005,938            5,452,384                 165,416
FL       Tampa/Adamo                                                    837,180            2,291,714                 119,944
FL       SR 84 (Southwest)                                            1,903,782            5,187,373                 135,110
FL       Quail Roost                              1,677,365           1,663,641            4,533,384                 127,213
FL       Tamiami                                                      1,962,917            5,371,139                  84,572
FL       Highway 441 (2nd Avenue)                                     1,734,958            4,760,420                  73,428
FL       Miami Sunset                                                 2,205,018            6,028,210                  80,286
FL       Doral (Archway)                                              1,633,500            4,464,103                 128,271
FL       Boca Raton                                                   1,505,564            4,123,885                 126,965
FL       Ft Lauderdale                                                1,063,136            2,949,236                  91,126
FL       Coral Way                                2,907,763           1,574,578            4,314,468                 365,246
FL       Miller Rd.                                                   1,409,474            3,898,643                 102,523
FL       Harborview/Port Charlotte                                      883,344            2,400,333               1,372,187
FL       Miami Gardens/441                                              540,649            1,469,557                 205,342
FL       Miramar/State Rd 7                                           1,797,370            4,892,278                 487,631
FL       Delray Bch/W Atlantic Blvd                                     388,538            1,059,895                 140,460
FL       Sarasota/N Washington Bl                                     1,038,538            2,822,939                 173,667
FL       West Palm Bch/N Military                                       791,677            2,140,460                  39,742
FL       Miami/SW 127th Ave                                                   -            5,491,430                  36,945
FL       WPB/Congress Avenue                                            474,880            3,136,069                   6,495
FL       WPB/Okeechobee Blvd                                          1,273,005            3,063,825                  30,069
FL       Bradenton/Manatee Ave                                          840,035            2,271,607                   8,126
GA       South Cobb                                                     161,509            1,349,816                 185,599
GA       Lilburn                                                        634,879            1,724,697                 107,374
GA       Eastpoint                                                      807,085            2,194,489                 811,548
GA       Acworth                                                        333,504              917,825               1,131,077
GA       Western Hills                                                  682,094            1,855,712               1,042,165

GA       Stone Mountain                                               1,053,620            2,908,080                  96,343
IN       Marion/W 2nd St                                                230,497              660,932                 101,516
IN       Indianapolis/N Illinois                                        365,621              993,582                  88,102
IN       Indianapolis/W 10th St                                         598,465            1,627,324                 141,195
IN       Indianapolis/Hawthorn Pk                                     1,257,359            3,409,578                 224,764
IN       Indianapolis/E 56th St                                       1,053,343            2,856,687                 125,734
IN       Indianapolis/E 42nd St                                         665,547            1,809,692                 148,092
IN       Indianapolis/E 86th St                                         397,221            1,087,020                 102,810
IN       Indianapolis/Beachway Dr                                       526,117            1,432,517                  98,959
IN       Indianapolis/Crawfordsvil                                      267,217              732,526                  90,654
IN       Indianapolis/Fulton Dr                                         323,210              881,916                 150,041
IN       Indianapolis/N Meridian                                              -               11,011                 457,776
IN       Indianapolis/Fry Rd                                            617,315            1,694,127                 186,888
IN       Greenwood/E Stop 11 Rd                                         794,443            2,158,189                 115,333
IN       Columbus/W 15th St                                              59,597              170,384                  64,631
IN       Columbus/Eastwood Dr                                            83,159              239,273                  42,303
IN       Clarksville/N Hallmark                                          53,776              157,730                 140,709
IN       Jeffersonville/E 10th St                                       301,589              826,943                 762,408
IN       New Albany/Grant Line Rd                                       188,493              519,965                  70,752
IN       Jeffersonville/W 7th St                                        329,308              902,889                 143,962
IN       Clarksville/Woodstock Dr                                       286,620              785,272                  98,580
IN       New Albany/Progress Blvd                                       387,797            1,061,123                  81,558
KS       Olathe                                                         429,808            1,176,442                  98,234
KY       Louisville/Bardstown                                           664,899            1,812,323                  47,783
KY       Louisville/Dixie Highway                                       649,638            1,790,623                  55,164
KY       Louisville/Preston Hwy                                         863,390            2,346,688               1,456,788
KY       Valley Station/Val Sta Rd                                      623,828            1,697,482                  62,833
KY       Louisville/Adams St                                            752,032            2,049,063                 139,923
MA       Whitman                                                        544,178            1,487,628               1,906,872
MA       Brockton                                                     1,134,761            3,104,615                  77,700
MA       Northborough                                                   822,364            2,279,586                 127,500
MA       Nashua/Tyngsboro                                             1,211,930            3,293,838                 102,909
MA       South Easton                                                   909,912            2,465,382                 100,992
MA       North Attleboro                                                908,949            2,460,427               1,738,336
MA       Fall River                                                     773,781            2,097,333                 149,770
MA       Salisbury                                                      771,078            2,096,159                  88,770
MA       Raynham/Broadway                                               128,851              352,739               1,563,971

MA       Plainville/Washington St                                       802,165            2,805,865                  90,557
MA       Abington/Bedford Street                                        850,574            2,299,700                  18,096
MA       Stoughton/Washington St                                        873,582            2,361,908                  13,485
MD       Annapolis/Route 50                       3,192,672           1,565,664            4,324,670                 871,857
MD       Silver Spring                                                2,776,490            4,455,110                 104,171
MD       Columbia                                                     1,057,034            3,289,952                 119,831
MD       Rockville                                                    1,376,588            3,765,848                  98,825
MD       Annapolis/Trout                                              1,635,928            4,430,887                 132,397
MD       Millersville                                                 1,501,123            4,101,854                 125,247
MD       Waldorf                                                      1,168,869            3,175,314                  48,689
MD       Rt 3/Millersville                                              546,011            1,493,533                  80,156
MD       Balto City/E Pleasant St                                     1,547,767            4,185,072                 462,160
MD       Wheaton/Georgia Avenue                                       2,524,985            6,826,813                 158,858
MD       Owings Mills/Owings Mills                                    1,232,000            2,695,300                 471,400
MD       Columbia/Berger Rd                       2,575,892           1,301,350            3,518,450                 579,654
MD       Germantown/Wisteria Dr                   2,194,299           1,507,010            4,074,500                 439,679
MD       Towson/E Joppa Rd                                                    -            5,019,296               2,293,725
MD       Bethesda/River Road                                          2,688,520            7,268,950                 (75,306)
MD       Towson/203 E Joppa Rd                                        1,307,339            3,618,848                  11,452
MD       Germantown/Fredrick Rd                                       2,058,984            1,819,481                   9,378
MI       Lincoln Park                                                   761,209            2,097,502               1,456,264
MI       Tel-Dixie                                                      595,495            1,646,723                  80,727
MI       Troy/Coolidge Highway                                        1,264,541            3,425,505                  68,563
MI       Grand Rapids/28th St SE                                        598,182            1,621,080                  99,973
MI       Grandville/Spartan Ind Dr                                      579,599            1,840,838                  91,698
MI       Linden/S Linden Rd                                             608,318            1,725,631                 120,505
MI       Farmington Hills/Gr Riv                                              -               21,690                 121,852
MI       Belleville/Old Rawsonvill                                    1,604,420            4,337,870                 112,104
MI       Canton/Canton Center Rd                                      1,058,080            2,860,740                  69,168
MI       Chesterfield/23 Mild Rd                                      1,069,360            2,891,220                  70,276
MI       Mt Clemens/N River Rd                                          804,822            2,176,000                  77,003
MI       Shelby Twnshp/Van Dyke                                       1,646,340            4,451,210                  44,280
MI       Southgate/Allen Road                                           903,934            2,443,966                  38,150
MI       Ypsilanti/Carpenter Rd                                       1,294,443            3,499,784                  88,450
MO       Grandview                                                      511,576            1,396,230                 177,012
NC       Charlotte/Tryon St                                           1,003,418            2,731,345                  61,273
NC       Raleigh/Hillsborough St                                        753,296            2,051,496                  65,305

NC       Charlotte/Amity Rd                                             947,871            2,583,190                 119,003
NC       Fayetteville/MacArthur                                         597,765            1,689,315                 108,911
NC       Fayetteville/Rim Rd                                            514,208            1,417,324                  26,396
NC       Wilmington/Market St                                           622,720            1,704,743                  48,020
NC       Pineville/Crump Road                                           763,330            2,063,820                  56,238
NJ       Lawnside                                                     1,095,126            2,972,032                 392,940
NJ       Cherry Hill/Cuthbert                                           720,183            1,894,545                 102,649
NJ       Cherry Hill/Route 70                                           693,314            1,903,413                 109,307
NJ       Pomona                                                         529,657            1,438,132                  72,030
NJ       Mays Landing                                                   386,592            1,051,300                  54,195
NJ       Hackensack/S River St                    7,357,899           3,646,649            9,863,617               1,519,879
NJ       Secaucus/Paterson Plank                  5,428,566           2,851,097            7,712,681               1,172,313
NJ       Harrison/Harrison Ave                    1,228,918             822,192            2,227,121                 348,334
NJ       Orange/Oakwood Ave                       3,903,735           2,408,877            6,517,030                 918,577
NJ       Flanders/Bartley Flanders                                      645,486            1,749,362                  66,872
NJ       Mt Laurel/Ark Road                                             678,397            1,866,032                  57,899
NJ       Ho Ho Kus/Hollywood Ave                                      4,474,785           12,117,431                 102,567
NJ       Millville/S Wade Blvd                                          302,675              829,306                 157,265
NJ       Williamstown/Glassboro Rd                                      483,584            1,316,646                 156,457
NJ       West New York/55th St                                          852,042            2,303,670                 141,753
NJ       Englewood/Grand Avenue                                       1,039,298            3,674,024                  10,504
NJ       Edgewater/River Road                                         2,819,510            7,623,119                       -
NJ       Tom's River/Route 37 East                                    1,019,345            2,756,007                       -
NM       Lomas                                                          251,018              691,453                  73,306
NM       Montgomery                                                     606,860            1,651,611                 105,044
NM       Legion                                                               -            1,873,666                 147,389
NM       Ellison                                                        642,304            1,741,230                  43,826
NM       Hotel Circle                                                   277,101              766,547                 903,718
NM       Eubank                                                         577,099            1,568,266                 260,247
NM       Coors                                                          494,400            1,347,792                 111,506
NM       Osuna                                                          696,685            1,891,849                 289,025
NM       Santa Fe/875 W San Mateo                 2,437,476           1,055,760            2,854,470                 376,575
NM       Albuquerque/Central Ave,E                                      549,778            1,492,587                 314,901
NV       Rainbow                                                        879,928            2,385,104                 165,372
NV       Oakey                                                          663,607            1,825,505                  84,011
NV       Tropicana                                                      803,070            2,179,440                 238,908
NV       Sunset                                                         934,169            2,533,803                 244,232

NV       Sahara                                                       1,217,565            3,373,622                 117,799
NV       Charleston                                                     557,678            1,520,140                  90,878
NV       Las Vegas-Sahara/Pioneer                                     1,040,367            2,842,388                  93,342
NV       Las Vegas/S Nellis Blvd                                        619,239            1,749,528                 116,505
NV       Las Vegas/W Cheyenne Rd                                        815,468            2,204,780                  68,100
NV       Henderson/Stephanie Pl                   2,593,986           1,623,290            4,388,890                 248,036
NV       Las Vegas/5801 W Charlest                                      929,185            2,512,240                 113,617
NY       Coram/Bald Hill                                              1,976,332            5,352,301                 121,383
NY       Mahopac/Rt 6 and Lupi Ct                                     1,299,571            3,530,956                  63,098
NY       Kingston/Sawkill Rd                                            677,909            1,845,654                 123,482
NY       New Paltz/So Putt Corners                                      547,793            1,498,124                 159,311
NY       Saugerties/Route 32                                            677,909            1,839,254                 202,830
NY       Amsterdam/Route 5 So                                           394,628            1,070,360                  85,016
NY       Ridge/Middle Country Rd                                      1,357,430            3,670,090                  78,021
NY       Bronx/Third Avenue                                             763,367            2,063,920                 149,252
NY       New Rochelle/Huguenot St                                     1,360,120            3,677,360                 263,026
NY       Mt Vernon/Northwest St                                               -            5,139,250                 213,096
NY       Bronx/Zerega Avenue                                          1,586,900            4,290,520                 135,048
NY       Bronx/Bruckner Blvd                                          4,641,070           12,548,400                 462,690
NY       Bronx/112 Bruckner Blvd                                      2,813,340            7,606,440                 119,389
NY       Brooklyn/Albemarle Rd                    3,887,603           3,321,900            8,981,430                 623,922
NY       Long Island City/Starr                   6,811,550           4,228,040           11,431,400                 868,983
NY       New York/W 143rd St                                          1,826,321            4,937,833                  44,930
NY       Brooklyn/John St                         4,251,290           3,319,740            8,975,590                 775,040
NY       New York/W 21st St.                                          3,920,699           10,600,417                 133,045
NY       Hicksville/S Broadway                                        1,223,817            3,308,839                  20,069
NY       Yonkers/Saw Mill River                                       1,547,491            4,183,958                  61,702
NY       White Plains/S Kensico                                       1,297,085            3,506,934                  37,152
NY       New York/531 W 21st St                                       3,933,027           10,633,741                  41,089
OH       Akron/Chenoweth Rd                                             540,716            1,519,499                 108,195
OH       Streetsboro/Frost Rd                                           622,041            1,836,890                 174,860
OH       Kent/Cherry St                                                 513,752            1,454,983                  57,691
OH       Amherst/Leavitt                                                392,212            1,131,603                  72,746
OH       East Lake/Lakeland Blvd                                        432,656            1,237,086                 160,338
OH       Mentor/Mentor Ave                                            1,051,222            2,910,600                  96,460
OH       Mentor/Heisley Road                                            337,560              986,802                 158,925
OH       Columbus/W Broad St                                            891,738            2,423,670                 204,947

OH       Columbus/S High St                                             785,018            2,127,507                 113,992
OH       Columbus/Innis Rd                                            1,694,130            4,585,478                 142,202
OH       Columbus/E Main St                                             665,547            1,808,554                 149,731
OH       Columbus/E Cooke Rd                                            891,461            2,415,298               1,262,190
OH       Worthington/Reliance St                                        519,187            1,408,980                  95,670
OH       Delaware/State Rt 23                                            76,506              213,346                  59,604
OH       Trotwood/Salem Bend Dr                                       1,041,424            2,834,894                 150,885
OH       Worthington/Alta View Blv                                      437,308            1,185,419                  24,047
OH       Columbus/W Dublin-Grand                  1,554,421             801,749            2,170,758                 208,143
OH       Dublin/Old Avery Road                                          712,038            1,928,205                  86,933
OH       Hilliard/Parkway Lane                                          739,230            2,001,725                  88,562
OH       Columbus/Urlin Avenue                    1,592,200             803,372            2,172,080                 194,754
OH       Columbus/Schofield Dr                                          578,248            1,563,410                 129,820
OH       Columbus/Wilson Road                                           729,548            1,972,480                 125,580
OH       Columbus/2929 Dublin Rd                                        707,428            1,912,680                 118,599
OH       Columbus/Kenny Road                                            715,395            1,934,220                 140,979
OH       Columbus/South Hamilton                                        357,786              967,348                 101,178
OK       Sooner Road                                                    453,185            1,252,031                 114,045
OK       10th Street                                                    261,208              743,356               1,238,143
OK       Midwest City                                                   443,545            1,216,512                 106,771
OK       Meridian                                                       252,963              722,040                 394,210
OK       Air Depot                                                      347,690              965,923                 141,896
OK       Peoria                                                         540,318            1,488,307                  93,576
OK       11th & Mingo                                                   757,054            2,071,799                 212,926
OK       Skelly                                                         173,331              489,960                 107,290
OK       Lewis                                                          642,511            1,760,304                  40,881
OK       Sheridan                                                       531,978            1,509,718                 107,384
OK       OKC/33rd Street                                                267,059              741,710                 120,195
OK       OKC/South Western                                              721,181            1,958,872                  22,143
OK       Tulsa/So Garnett Road                                          966,052              497,746                  29,096
OK       NW Expressway/Roxbury                                          598,527            1,631,870                 286,349
OR       Hillsboro/229th Ave                                          1,198,358            3,249,301                 100,782
OR       Beaverton/Murray Ave                                         1,086,999            2,948,220                  84,849
OR       Aloha/185th Ave                                              1,337,157            3,624,573                  54,367
PA       King of Prussia                                              1,354,359            3,678,011                 115,848
PA       Warminster                                                     891,048            2,446,648                 194,223
PA       Allentown                                                      578,632            1,583,744                 101,200

PA       Bethlehem                                                      843,324            2,317,298                  89,464
PA       Norristown                                                     868,586            2,405,332                  63,638
PA       Malvern/E Lancaster                                            433,482            2,833,980                 854,356
PA       West Chester/Downington                                        567,546            1,613,461                  34,140
PA       Huntingdon Valley/Welsh                                        583,650            1,578,020                  36,000
PA       Philadelphia/Wayne Ave                                       1,781,940            4,817,840                 207,347
#N/A     SUSA Partnership L.P.                      522,077          35,393,885           62,185,043               4,222,672
TN       Summer                                                         172,093            2,663,644                 153,209
TN       Union                                                          286,925            1,889,030               2,252,069
TN       Memphis/Mt Moriah                                              692,669            1,598,722               1,438,406
TN       Antioch/Nashville                                              822,125            2,239,684                 196,375
TN       Keyport (Gateway)                                              396,229            1,080,547                 109,400
TN       Chattanooga                                                    484,457            1,360,998               1,146,240
TN       Memphis/Ridgeway                                               638,757            1,141,414               1,252,615
TN       Winchester                                                     774,069            2,260,361               1,199,060
TN       Nashville/Lebanon Pike                                       1,366,208            3,748,062                  51,758
TN       Nashville/Haywood                        1,085,697             423,170            1,166,891                 173,208
TN       Nashville/Murfreesboro                     811,371             344,720              950,811               1,459,789
TN       Memphis/2939 Poplar                                          1,750,286            1,986,417               2,790,578
TN       Nashville/Trousdale                                          1,440,860            3,901,994                  74,556
TN       Nashville/Murfreesboro                                       1,222,229            3,309,033                 143,389
TN       Nashville/Old Hickory Rd                                     1,271,786            3,444,402                 169,430
TN       Antioch/Bell Road                                              841,235            2,280,513                 134,608
TN       Franklin/Liberty Pike                                          844,335            2,287,937                 130,995
TN       Memphis/5675 Summer Ave                                        399,486            1,103,101                  64,021
TN       Memphis/4705 Winchester                                        425,797            1,171,967                 149,217
TN       Memphis/Madison Avenue                                         189,329              523,890                 113,458
TN       Memphis/Raleigh-LaGrange                                       282,744              788,041                  92,121
TN       Memphis/4175 Winchester                                        233,054              661,583                  63,678
TN       Memphis/American Way                                           326,495              911,122                 191,423
TN       Memphis/6390 Winchester                                        348,906              976,683                  81,392
TN       Collierville/W Poplar                                        1,122,353            2,372,249                  26,996
TN       Antioch/2757 Murfreesboro                2,424,140           1,299,380            3,531,925                 293,977
TN       Memphis/Shelby Oaks                                            446,424            1,219,883                 156,168
TN       Cordova/Autumn Creek                                           760,818            2,057,030                  75,200
TN       Cordova/N Germantown                                           991,310            2,680,210                 100,587
TN       Cordova/Moriarty Rd                                            679,285            1,836,580                  83,229

TN       Cordova/389 N Germantown Pkwy                                1,434,990            2,371,420                 160,695
TN       Memphis/Hickory Hill                                           720,000            3,560,989                  16,951
TN       Bartlett/Germantown Rd N                                       720,188            1,944,173                  41,536
TN       Memphis/7301 Winchester                                      1,016,188            2,747,471                  44,647
TN       Bartlett/6937 Stage Road                                       624,662            2,125,412                   7,690
TN       Memphis/Kirby Parkway                                          554,334            1,498,754                  97,086
TX       White Settlement                                               920,149            2,496,150               1,369,546
TX       Airport Freeway                                                616,535            1,678,683                 241,407
TX       Midway                                                         851,959            2,310,475               1,220,227
TX       Dallas/Preston                                               1,194,744            3,245,423                  36,099
TX       Bedford                                                        923,948            2,525,303                  90,487
TX       Spring/I-45 North                                            1,110,728            3,005,855                  63,901
TX       Sugarland/Old Mill Rd                                          675,660            1,830,545                 145,385
TX       Dallas/N Dallas Pkwy                                           894,127            2,446,468                  33,528
TX       Alvin/Mustang Road                                             371,866            1,082,427                  11,680
TX       Clute/Brazos Park Drive                                        614,354            1,665,736                 144,255
TX       Houston/South Main                                           1,105,840            2,992,930                  21,164
TX       Austin/McNeil Drive                                            916,980            2,479,240                  24,184
TX       Plano/Wagner Way                                             1,046,620            2,829,760                  10,415
TX       Carrollton/W Frankford Rd                                      797,598            2,156,470                  20,986
TX       Pasadena/Red Bluff Rd                                          605,356            1,636,700                  79,863
TX       Dallas/N Central Express                                     1,215,080            3,285,210                  75,559
TX       Spring/Spring Stuebner                                         621,986            1,681,670                  55,969
TX       Addison/16280 Addison Rd                                     1,386,743            3,749,346                  54,768
TX       Grapevine/State Highway                                      1,254,651            3,392,203                  18,216
TX       Dallas/Lemmon Ave                                            1,211,599            3,275,805                  12,516
TX       Dallas/19211 Preston Road                                    1,371,378            3,707,800                  11,196
UT       Sandy                                                          949,065            2,573,696                  86,767
UT       West Valley                                                    576,248            1,579,605                  35,070
VA       Fairfax Station                                              1,019,015            2,115,385                 335,875
VA       Chantilly                                                      882,257            2,395,841                 826,394
VA       Reston                                                         551,285            2,260,947                 136,338
VA       Falls Church                                                 1,226,409            3,348,761                 215,954
VA       Willow Lawn                                                  1,516,115            4,105,846                 116,455
VA       Stafford/Jefferson Davis                                       751,398            2,035,961                  90,404
VA       Fredericksburg/Jefferson                                       668,526            1,812,040                  81,401
VA       Fredericksburg/Plank Rd                                        846,358            2,287,063                  81,620

VA       Alexandria/N Henry St                              2,424,650         6,555,535        171,108
VA       Falls Church/Hollywood Rd                          2,209,059         5,972,642        137,699
VA       Alexandria/Kings Centre                            1,612,519         2,207,382        840,254
VA       Fairfax/Prosperity Ave                             1,132,852         3,171,245         10,875
VA       Sterling/Woodland Rd                                 653,670         3,143,418          8,236
WA       Vancouver/78th St                                    753,071         2,045,377         72,969
WA       Seattle/N 130th Street                             1,763,737         4,768,623              -
                                        ---------------------------------------------------------------
                                           63,649,957     428,127,014     1,141,344,030    101,420,924
                                        ===============================================================

                                                Gross Amount at Close of Period                                        Depreciable
                                        ------------------------------------------------                                   Life of
                                                           Building &   Land & Building    Accumulated   Year Placed      Building
State    Property Name                           Land        Fixtures             Total   Depreciation    in Service     Component
-----------------------------------------------------------------------------------------------------------------------------------
AL       Birmingham/Hwy 280                   353,429       1,035,808         1,389,238        (94,501)         1996            40
AL       Birmingham/Palisades Blvd            571,924       1,555,688         2,127,612        (11,152)         1999            40
AZ       Oracle                               587,844       1,680,626         2,268,470       (243,832)         1994            40
AZ       East Phoenix                         370,586       1,239,597         1,610,182       (138,536)         1995            40
AZ       Tempe                                879,017       2,488,927         3,367,944       (286,124)         1995            40
AZ       Cave Creek                           824,369       2,310,134         3,134,504       (258,049)         1995            40
AZ       Alma School                          789,076       2,215,715         3,004,790       (232,211)         1996            40
AZ       Metro-21st/Peoria-Phoenix          1,013,070       2,794,183         3,807,253       (181,364)         1996            40
AZ       7th St/Indian Sch-Phoenix            522,549       1,509,971         2,032,519       (137,795)         1996            40
AZ       Phoenix/32nd Street                1,347,052       3,700,823         5,047,876       (315,080)         1996            40
AZ       Mesa/Country Club                    558,822       1,566,217         2,125,038       (129,895)         1996            40
AZ       Mesa/East Main St                    965,186       2,662,123         3,627,310       (206,019)         1996            40
AZ       Phoenix/Bell Road                  1,319,860       3,637,273         4,957,133       (286,346)         1996            40
AZ       Tucson/S Santa Clara Ave             543,219       1,581,853         2,125,072       (111,928)         1997            40
AZ       Phoenix/N 43rd Avenue              1,314,457       3,790,474         5,104,932       (224,865)         1997            40
AZ       Phoenix/N 25th Avenue                541,455       1,547,040         2,088,495        (91,195)         1997            40
AZ       Phoenix/2331 W Ind Sch               541,733       1,615,553         2,157,287        (95,241)         1997            40
AZ       Mesa/N Power Rd                      458,286       1,291,210         1,749,496        (81,798)         1997            40
AZ       Chandler/3026 S Ctry Club            529,773       1,587,292         2,117,065       (101,168)         1997            40
AZ       Tempe/E Southshore Dr                813,320       2,371,707         3,185,028       (108,385)         1998            40
CA       Marina Del Rey                     1,954,097       5,432,494         7,386,591       (785,639)         1994            40
CA       Campbell                           1,041,860       2,946,257         3,988,118       (390,985)         1994            40

CA       Monterey I & II                          1,613,922       4,474,589       6,088,511        (596,663)      1994        40
CA       Santa Cruz                               1,092,718       3,043,273       4,135,991        (403,459)      1994        40
CA       Scotts Valley                              651,281       1,854,120       2,505,401        (257,251)      1994        40
CA       Santa Clara                              1,362,331       3,882,400       5,244,731        (472,528)      1995        40
CA       Watsonville                                480,039       1,364,729       1,844,768        (182,575)      1994        40
CA       Point Loma                               2,139,342       6,133,225       8,272,567        (781,797)      1994        40
CA       Rialto                                     695,327       2,060,405       2,755,733        (240,526)      1995        40
CA       Yucaipa                                    411,580       1,168,075       1,579,655        (147,676)      1995        40
CA       Fallbrook                                  418,763       1,227,226       1,645,989        (149,611)      1995        40
CA       Hemet                                      455,585       1,311,661       1,767,246        (157,744)      1995        40
CA       San Bernardino/Baseline                  1,220,837       3,419,138       4,639,975        (409,812)      1995        40
CA       Colton                                     514,276       1,552,389       2,066,665        (187,681)      1995        40
CA       San Marcos                                 318,260         967,269       1,285,529        (126,624)      1995        40
CA       Capitola                                   827,352       2,341,090       3,168,443        (271,277)      1995        40
CA       Oceanside                                1,236,627       3,462,390       4,699,017        (424,659)      1995        40
CA       San Bernardino/Waterman                    708,988       2,137,344       2,846,333        (232,772)      1995        40
CA       Santee                                     879,599       2,652,104       3,531,703        (296,016)      1995        40
CA       Santa Ana                                1,273,816       3,524,818       4,798,634        (392,002)      1995        40
CA       Garden Grove                             1,137,871       3,170,056       4,307,927        (349,909)      1995        40
CA       City of Industry                           900,036       2,570,074       3,470,110        (284,176)      1995        40
CA       Chatsworth                               1,736,893       4,888,518       6,625,410        (546,516)      1995        40
CA       Palm Springs/Tamarisk                      816,743       2,360,520       3,177,264        (281,699)      1995        40
CA       Moreno Valley                              414,614       1,281,539       1,696,153        (157,369)      1995        40
CA       San Bern/23rd St                           655,883       1,905,181       2,561,064        (209,408)      1995        40
CA       San Bern/Mill Ave                          370,043       1,121,166       1,491,209        (125,995)      1995        40
CA       Highlands                                  627,594       1,764,692       2,392,285        (190,116)      1995        40
CA       Redlands                                   731,365       2,039,711       2,771,076        (219,841)      1995        40
CA       Palm Springs/Gene Autry                    784,589       2,186,355       2,970,944        (230,937)      1995        40
CA       Thousand Palms                             655,982       1,995,789       2,651,771        (220,148)      1996        40
CA       Salinas                                    626,114       1,801,467       2,427,581        (182,980)      1996        40
CA       Whittier                                   923,327       2,595,154       3,518,480        (257,624)      1996        40
CA       Florin/Freeport-Sacramento                 828,504       2,408,774       3,237,278        (234,395)      1996        40
CA       Sunrise/Sacramento                         822,597       2,326,683       3,149,280        (224,661)      1996        40
CA       Santa Rosa                               1,354,740       3,780,738       5,135,478        (349,512)      1996        40
CA       Huntington Beach                           842,664       2,557,543       3,400,207        (253,298)      1996        40
CA       La Puente/Valley Blvd                      995,455       2,777,544       3,772,999        (245,994)      1996        40
CA       Huntington Bch II/McFadden               1,054,708       2,975,824       4,030,532        (260,553)      1996        40

CA       Hawaiian Gardens/Norwalk                 1,960,437       5,469,170       7,429,607        (476,111)      1996        40
CA       Sacramento/Auburn Blvd                     665,659       2,041,554       2,707,213        (178,290)      1996        40
CA       Vacaville/Bella Vista                      681,166       1,909,270       2,590,435        (153,564)      1997        40
CA       Sacramento/Perry                           458,533       1,291,373       1,749,905        (108,382)      1996        40
CA       Cypress/Lincoln Avenue                     796,117       2,216,606       3,012,724        (167,968)      1997        40
CA       Hollywood/N Vine St                      1,737,769       4,791,922       6,529,692        (343,829)      1997        40
CA       Los Angeles/Fountain Ave                   905,889       2,542,211       3,448,101        (190,422)      1997        40
CA       Long Beach/W Wardlow Rd                    989,288       2,776,860       3,766,148        (211,978)      1997        40
CA       Riverside/Arlington Ave                    597,054       1,852,435       2,449,488        (164,429)      1997        40
CA       Orange/S Flower St                       2,083,008       5,800,215       7,883,224        (337,967)      1997        40
CA       Huntington Bch/Warner Ave                3,310,670       9,110,958      12,421,628        (607,616)      1997        40
CA       Anaheim/W Penhall Way                      979,681       2,732,507       3,712,187        (190,482)      1997        40
CA       Santa Ana/W Fifth St                       762,227       2,180,312       2,942,538        (162,508)      1997        40
CA       Long Beach/E Carson St                   1,487,282       4,180,120       5,667,402        (279,956)      1997        40
CA       Long Beach/W Artesia Blvd                2,027,497       5,691,643       7,719,140        (399,766)      1997        40
CA       El Segundo/El Segundo Blv                2,067,936       5,675,824       7,743,760        (376,996)      1997        40
CA       Gardena/E Alondra Blvd                   1,082,189       2,996,100       4,078,289        (204,858)      1997        40
CA       Pico Rivera/E Slauson Ave                        -       6,891,266       6,891,266        (413,784)      1997        40
CA       Whittier/Comstock                        1,232,645       3,535,567       4,768,211        (231,421)      1997        40
CA       Baldwin Park/Garvey Ave                    570,476       1,614,487       2,184,963        (113,535)      1997        40
CA       Glendora/E Arrow Hwy                       875,659       2,444,672       3,320,331        (169,721)      1997        40
CA       Pomona/Ridgeway                            812,206       2,459,869       3,272,075        (172,541)      1997        40
CA       Riverside/Fairgrounds St                   677,115       1,930,681       2,607,795        (143,893)      1997        40
CA       Cathedral City/E Ramon Rd                1,487,350       4,164,517       5,651,867        (288,439)      1997        40
CA       Palm Springs/Radio Road                  1,013,781       2,972,615       3,986,396        (199,508)      1997        40
CA       Campbell/187 E Sunnyoaks                   781,574       1,675,649       2,457,223        (101,221)      1997        40
CA       Roseville/6th Street                       794,891       2,239,596       3,034,487        (127,997)      1997        40
CA       Roseville/Junction Blvd                    919,546       2,546,488       3,466,034        (140,645)      1997        40
CA       Spring Valley/Jamacha Rd                   825,263       2,408,151       3,233,414        (134,992)      1997        40
CA       N Highlands/Elkhorn Blvd                   490,557       1,546,458       2,037,015         (92,628)      1998        40
CA       Los Angeles/Centinela Ave                    2,490       3,044,316       3,046,806        (104,786)      1998        40
CA       Los Alamitos/Cerritos Ave                2,029,290       5,844,367       7,873,656        (201,670)      1998        40
CA       Los Angeles/W Pico Blvd                  1,126,798       3,274,185       4,400,983        (117,597)      1998        40
CA       Redwood City/Willow St                   3,107,679       3,296,187       6,403,866         (47,328)      1999        40
CA       Oceanside/Oceanside Blvd                 2,283,822       6,180,848       8,464,669         (59,405)      1999        40
CO       Broomfield/W 120th Ave                     691,893       1,919,489       2,611,382        (145,478)      1997        40
CO       Lakewood/W Mississippi                   1,350,196       3,783,976       5,134,172        (227,785)      1997        40

CT       Wethersfield                               472,831       2,237,889       2,710,720        (261,032)      1994        40
CT       East Hartford                              992,547       2,841,676       3,834,223        (347,959)      1995        40
CT       Waterbury                                  751,111       2,135,327       2,886,438        (206,588)      1996        40
CT       Rocky Hill                               1,332,481       3,699,586       5,032,066        (329,061)      1996        40
CT       Farmington                               1,276,827       3,542,145       4,818,972        (329,587)      1996        40
CT       Stamford/Commerce Rd                     3,175,004       8,629,384      11,804,387        (471,261)      1997        40
CT       Brookfield/Brookfield-Fed                1,045,858       2,886,375       3,932,233         (82,425)      1998        40
FL       Longwood                                   862,849       2,447,913       3,310,762        (665,810)      1988        40
FL       Sarasota                                 2,007,894       2,928,830       4,936,725        (672,687)      1988        40
FL       WPB Southern                             1,021,536       3,171,458       4,192,994        (439,886)      1991        40
FL       WPB II                                     572,284       2,462,779       3,035,063        (399,350)      1991        40
FL       Ft. Myers                                  645,219       1,988,572       2,633,791        (242,377)      1994        40
FL       North Lauderdale                         1,282,769       3,458,206       4,740,975        (470,088)      1994        40
FL       Naples                                     636,051       1,849,944       2,485,995        (252,976)      1994        40
FL       Hallandale                               1,696,519       4,774,151       6,470,669        (580,522)      1995        40
FL       Davie                                    2,011,841       5,611,896       7,623,738        (682,107)      1995        40
FL       Tampa/Adamo                                837,180       2,411,659       3,248,838        (289,230)      1995        40
FL       SR 84 (Southwest)                        1,903,782       5,322,484       7,226,265        (606,283)      1995        40
FL       Quail Roost                              1,682,210       4,642,028       6,324,238        (505,966)      1995        40
FL       Tamiami                                  1,962,917       5,455,711       7,418,628        (647,403)      1995        40
FL       Highway 441 (2nd Avenue)                 1,734,958       4,833,848       6,568,806        (571,916)      1995        40
FL       Miami Sunset                             2,205,018       6,108,496       8,313,514        (707,308)      1995        40
FL       Doral (Archway)                          1,639,215       4,586,659       6,225,874        (545,558)      1995        40
FL       Boca Raton                               1,509,136       4,247,278       5,756,414        (410,469)      1996        40
FL       Ft Lauderdale                            1,066,708       3,036,790       4,103,498        (307,995)      1996        40
FL       Coral Way                                1,657,605       4,596,687       6,254,292        (427,026)      1996        40
FL       Miller Rd.                               1,412,540       3,998,100       5,410,640        (403,595)      1996        40
FL       Harborview/Port Charlotte                1,523,476       3,132,389       4,655,864        (248,048)      1996        40
FL       Miami Gardens/441                          544,221       1,671,327       2,215,548        (166,721)      1996        40
FL       Miramar/State Rd 7                       1,800,942       5,376,337       7,177,279        (561,685)      1996        40
FL       Delray Bch/W Atlantic Blvd                 392,563       1,196,331       1,588,893        (112,306)      1996        40
FL       Sarasota/N Washington Bl                 1,039,483       2,995,661       4,035,144        (208,815)      1997        40
FL       West Palm Bch/N Military                   787,989       2,183,890       2,971,879         (97,887)      1998        40
FL       Miami/SW 127th Ave                           2,942       5,525,433       5,528,375        (222,297)      1998        40
FL       WPB/Congress Avenue                        474,880       3,142,564       3,617,444         (13,843)      1999        40
FL       WPB/Okeechobee Blvd                      1,273,005       3,093,894       4,366,899        (134,355)      1999        40
FL       Bradenton/Manatee Ave                      840,035       2,279,733       3,119,768         (15,672)      1999        40

GA       South Cobb                                 161,509       1,535,415       1,696,924        (284,466)      1992        40
GA       Lilburn                                    634,879       1,832,070       2,466,950        (279,882)      1994        40
GA       Eastpoint                                  937,618       2,875,504       3,813,122        (377,259)      1994        40
GA       Acworth                                    520,032       1,862,374       2,382,406        (196,047)      1994        40
GA       Western Hills                              846,462       2,733,509       3,579,971        (287,904)      1994        40
GA       Stone Mountain                           1,057,192       3,000,851       4,058,043        (297,281)      1996        40
IN       Marion/W 2nd St                            231,441         761,504         992,945         (74,190)      1997        40
IN       Indianapolis/N Illinois                    368,997       1,078,308       1,447,305         (67,400)      1997        40
IN       Indianapolis/W 10th St                     602,650       1,764,334       2,366,984        (103,413)      1997        40
IN       Indianapolis/Hawthorn Pk                 1,263,833       3,627,868       4,891,701        (208,656)      1997        40
IN       Indianapolis/E 56th St                   1,059,108       2,976,656       4,035,764        (174,580)      1997        40
IN       Indianapolis/E 42nd St                     669,964       1,953,366       2,623,331        (113,597)      1997        40
IN       Indianapolis/E 86th St                     400,707       1,186,344       1,587,051         (75,524)      1997        40
IN       Indianapolis/Beachway Dr                   530,051       1,527,542       2,057,593         (91,863)      1997        40
IN       Indianapolis/Crawfordsvil                  270,251         820,146       1,090,397         (54,042)      1997        40
IN       Indianapolis/Fulton Dr                     326,439       1,028,728       1,355,167         (64,888)      1997        40
IN       Indianapolis/N Meridian                          -         468,787         468,787         (44,856)      1997        40
IN       Indianapolis/Fry Rd                        621,565       1,876,765       2,498,330        (121,527)      1997        40
IN       Greenwood/E Stop 11 Rd                     799,308       2,268,656       3,067,965        (131,080)      1997        40
IN       Columbus/W 15th St                          61,910         232,702         294,612         (18,409)      1997        40
IN       Columbus/Eastwood Dr                        85,554         279,181         364,735         (21,767)      1997        40
IN       Clarksville/N Hallmark                      56,069         296,146         352,215         (30,164)      1997        40
IN       Jeffersonville/E 10th St                   453,161       1,437,779       1,890,940        (100,442)      1997        40
IN       New Albany/Grant Line Rd                   191,254         587,956         779,210         (41,264)      1997        40
IN       Jeffersonville/W 7th St                    332,558       1,043,600       1,376,159         (74,719)      1997        40
IN       Clarksville/Woodstock Dr                   289,722         880,750       1,170,472         (57,912)      1997        40
IN       New Albany/Progress Blvd                   391,250       1,139,228       1,530,478         (73,127)      1997        40
KS       Olathe                                     429,808       1,274,676       1,704,484        (203,739)      1994        40
KY       Louisville/Bardstown                       666,131       1,858,875       2,525,005        (147,607)      1997        40
KY       Louisville/Dixie Highway                   650,582       1,844,843       2,495,425        (137,407)      1997        40
KY       Louisville/Preston Hwy                   1,080,333       3,586,533       4,666,866        (195,600)      1997        40
KY       Valley Station/Val Sta Rd                  628,101       1,756,042       2,384,143         (98,911)      1997        40
KY       Louisville/Adams St                        756,748       2,184,270       2,941,018        (132,592)      1997        40
MA       Whitman                                  1,133,600       2,805,078       3,938,678        (230,227)      1994        40
MA       Brockton                                 1,138,334       3,178,742       4,317,076        (305,126)      1996        40
MA       Northborough                               825,937       2,403,514       3,229,450        (245,549)      1996        40
MA       Nashua/Tyngsboro                         1,216,554       3,392,123       4,608,677        (316,987)      1996        40

MA       South Easton                               914,536       2,561,749       3,476,286        (235,813)      1996        40
MA       North Attleboro                          1,316,103       3,791,608       5,107,712        (243,560)      1996        40
MA       Fall River                                 778,405       2,242,479       3,020,884        (202,760)      1996        40
MA       Salisbury                                  775,702       2,180,305       2,956,007        (197,258)      1996        40
MA       Raynham/Broadway                           130,220       1,915,340       2,045,561         (57,629)      1997        40
MA       Plainville/Washington St                   802,165       2,896,422       3,698,587        (104,174)      1998        40
MA       Abington/Bedford Street                    845,731       2,322,639       3,168,370         (87,437)      1998        40
MA       Stoughton/Washington St                    873,582       2,375,393       3,248,975         (15,424)      1999        40
MD       Annapolis/Route 50                       1,774,896       4,987,295       6,762,191      (1,490,868)      1989        40
MD       Silver Spring                            2,776,490       4,559,280       7,335,771      (1,184,181)      1989        40
MD       Columbia                                 1,057,034       3,409,782       4,466,817        (741,679)      1991        40
MD       Rockville                                1,376,588       3,864,673       5,241,261        (536,461)      1994        40
MD       Annapolis/Trout                          1,635,928       4,563,284       6,199,212        (613,079)      1994        40
MD       Millersville                             1,501,123       4,227,101       5,728,224        (455,121)      1995        40
MD       Waldorf                                  1,169,197       3,223,676       4,392,872        (352,577)      1995        40
MD       Rt 3/Millersville                          549,583       1,570,117       2,119,700        (149,138)      1996        40
MD       Balto City/E Pleasant St                 1,551,339       4,643,659       6,194,999        (342,380)      1996        40
MD       Wheaton/Georgia Avenue                   2,541,788       6,968,868       9,510,656        (375,920)      1997        40
MD       Owings Mills/Owings Mills                1,232,006       3,166,694       4,398,700        (135,382)      1998        40
MD       Columbia/Berger Rd                       1,415,235       3,984,219       5,399,454        (184,812)      1998        40
MD       Germantown/Wisteria Dr                   1,604,410       4,416,779       6,021,189        (198,932)      1998        40
MD       Towson/E Joppa Rd                                -       7,313,021       7,313,021        (229,861)      1998        40
MD       Bethesda/River Road                      2,638,157       7,244,008       9,882,164        (231,631)      1998        40
MD       Towson/203 E Joppa Rd                    1,307,339       3,630,300       4,937,639         (59,370)      1999        40
MD       Germantown/Fredrick Rd                   2,058,984       1,828,859       3,887,843         (11,782)      1999        40
MI       Lincoln Park                             1,028,677       3,286,299       4,314,975        (341,747)      1995        40
MI       Tel-Dixie                                  608,495       1,714,449       2,322,945        (211,686)      1995        40
MI       Troy/Coolidge Highway                    1,268,321       3,490,288       4,758,609        (287,493)      1996        40
MI       Grand Rapids/28th St SE                    601,962       1,717,273       2,319,235        (145,604)      1996        40
MI       Grandville/Spartan Ind Dr                  583,379       1,928,756       2,512,135        (158,463)      1996        40
MI       Linden/S Linden Rd                         609,262       1,845,191       2,454,454        (159,681)      1997        40
MI       Farmington Hills/Gr Riv                        944         142,597         143,542         (25,622)      1997        40
MI       Belleville/Old Rawsonvill                1,606,891       4,447,503       6,054,394        (149,256)      1998        40
MI       Canton/Canton Center Rd                  1,060,046       2,927,943       3,987,988         (97,124)      1998        40
MI       Chesterfield/23 Mild Rd                  1,071,860       2,958,996       4,030,856         (99,721)      1998        40
MI       Mt Clemens/N River Rd                      807,325       2,250,500       3,057,825         (82,199)      1998        40
MI       Shelby Twnshp/Van Dyke                   1,648,302       4,493,528       6,141,830        (144,379)      1998        40

MI       Southgate/Allen Road                       905,898       2,480,153       3,386,050         (81,969)      1998        40
MI       Ypsilanti/Carpenter Rd                   1,296,808       3,585,869       4,882,677        (116,740)      1998        40
MO       Grandview                                  511,576       1,573,242       2,084,818        (244,755)      1994        40
NC       Charlotte/Tryon St                       1,006,990       2,789,046       3,796,036        (264,412)      1996        40
NC       Raleigh/Hillsborough St                    756,868       2,113,229       2,870,097        (200,995)      1996        40
NC       Charlotte/Amity Rd                         951,444       2,698,621       3,650,064        (250,594)      1996        40
NC       Fayetteville/MacArthur                     598,709       1,797,281       2,395,991        (153,737)      1997        40
NC       Fayetteville/Rim Rd                        515,153       1,442,775       1,957,928        (104,504)      1997        40
NC       Wilmington/Market St                       623,664       1,751,819       2,375,483        (125,347)      1997        40
NC       Pineville/Crump Road                       765,753       2,117,635       2,883,388         (85,817)      1998        40
NJ       Lawnside                                 1,095,126       3,364,972       4,460,098        (374,750)      1995        40
NJ       Cherry Hill/Cuthbert                       720,183       1,997,194       2,717,377        (233,832)      1995        40
NJ       Cherry Hill/Route 70                       693,641       2,012,393       2,706,034        (224,637)      1995        40
NJ       Pomona                                     534,281       1,505,538       2,039,819        (139,747)      1996        40
NJ       Mays Landing                               391,216       1,100,871       1,492,087        (100,752)      1996        40
NJ       Hackensack/S River St                    3,993,539      11,036,606      15,030,145        (832,421)      1996        40
NJ       Secaucus/Paterson Plank                  3,108,351       8,627,740      11,736,091        (654,160)      1996        40
NJ       Harrison/Harrison Ave                      886,738       2,510,908       3,397,647        (201,851)      1996        40
NJ       Orange/Oakwood Ave                       2,633,661       7,210,823       9,844,484        (549,502)      1996        40
NJ       Flanders/Bartley Flanders                  652,270       1,809,450       2,461,720        (153,060)      1996        40
NJ       Mt Laurel/Ark Road                         679,341       1,922,986       2,602,328        (136,100)      1997        40
NJ       Ho Ho Kus/Hollywood Ave                  4,477,747      12,217,036      16,694,783        (738,724)      1997        40
NJ       Millville/S Wade Blvd                      304,497         984,749       1,289,246         (69,737)      1997        40
NJ       Williamstown/Glassboro Rd                  484,529       1,472,159       1,956,687         (93,211)      1997        40
NJ       West New York/55th St                      854,303       2,443,162       3,297,465        (103,401)      1998        40
NJ       Englewood/Grand Avenue                   1,039,298       3,684,528       4,723,825         (13,199)      1999        40
NJ       Edgewater/River Road                     2,819,510       7,623,119      10,442,629         (31,819)      1999        40
NJ       Tom's River/Route 37 East                1,019,345       2,756,007       3,775,351               -       1999        40
NM       Lomas                                      251,018         764,759       1,015,777        (113,792)      1994        40
NM       Montgomery                                 606,860       1,756,655       2,363,515        (267,840)      1994        40
NM       Legion                                           -       2,021,055       2,021,055        (279,172)      1994        40
NM       Ellison                                    620,366       1,806,995       2,427,360        (268,136)      1994        40
NM       Hotel Circle                               255,163       1,692,204       1,947,366        (181,901)      1994        40
NM       Eubank                                     577,099       1,828,513       2,405,612        (273,125)      1994        40
NM       Coors                                      494,400       1,459,299       1,953,698        (202,179)      1994        40
NM       Osuna                                      696,685       2,180,874       2,877,559        (279,947)      1994        40
NM       Santa Fe/875 W San Mateo                 1,128,533       3,158,272       4,286,805        (147,347)      1998        40

NM       Albuquerque/Central Ave,E                  552,498       1,804,768       2,357,266        (172,055)      1998        40
NV       Rainbow                                    892,753       2,537,651       3,430,405        (332,665)      1994        40
NV       Oakey                                      663,607       1,909,516       2,573,123        (248,654)      1995        40
NV       Tropicana                                  815,085       2,406,333       3,221,418        (320,396)      1994        40
NV       Sunset                                     947,534       2,764,670       3,712,204        (374,541)      1994        40
NV       Sahara                                   1,217,565       3,491,421       4,708,986        (436,028)      1995        40
NV       Charleston                                 558,006       1,610,690       2,168,696        (181,029)      1995        40
NV       Las Vegas-Sahara/Pioneer                 1,043,939       2,932,158       3,976,097        (291,233)      1996        40
NV       Las Vegas/S Nellis Blvd                    621,015       1,864,256       2,485,272        (123,060)      1997        40
NV       Las Vegas/W Cheyenne Rd                    817,432       2,270,916       3,088,348        (108,789)      1998        40
NV       Henderson/Stephanie Pl                   1,654,456       4,605,760       6,260,216        (183,940)      1998        40
NV       Las Vegas/5801 W Charlest                  931,763       2,623,279       3,555,042        (108,077)      1998        40
NY       Coram/Bald Hill                          1,980,956       5,469,060       7,450,016        (489,280)      1996        40
NY       Mahopac/Rt 6 and Lupi Ct                 1,302,537       3,591,087       4,893,625        (212,342)      1997        40
NY       Kingston/Sawkill Rd                        680,141       1,966,904       2,647,045        (131,179)      1997        40
NY       New Paltz/So Putt Corners                  550,013       1,655,215       2,205,228        (106,037)      1997        40
NY       Saugerties/Route 32                        680,020       2,039,973       2,719,993        (160,584)      1997        40
NY       Amsterdam/Route 5 So                       397,286       1,152,718       1,550,004         (73,237)      1997        40
NY       Ridge/Middle Country Rd                  1,360,419       3,745,122       5,105,541        (179,946)      1998        40
NY       Bronx/Third Avenue                         768,920       2,207,620       2,976,539        (107,711)      1998        40
NY       New Rochelle/Huguenot St                 1,365,672       3,934,834       5,300,506        (183,884)      1998        40
NY       Mt Vernon/Northwest St                       5,552       5,346,793       5,352,346        (246,382)      1998        40
NY       Bronx/Zerega Avenue                      1,592,457       4,420,011       6,012,468        (205,099)      1998        40
NY       Bronx/Bruckner Blvd                      4,646,626      13,005,534      17,652,160        (587,289)      1998        40
NY       Bronx/112 Bruckner Blvd                  2,823,516       7,715,652      10,539,169        (246,582)      1998        40
NY       Brooklyn/Albemarle Rd                    3,443,462       9,483,790      12,927,252        (301,275)      1998        40
NY       Long Island City/Starr                   4,417,524      12,110,899      16,528,423        (378,464)      1998        40
NY       New York/W 143rd St                      1,822,780       4,986,305       6,809,084        (176,391)      1998        40
NY       Brooklyn/John St                         3,487,270       9,583,100      13,070,370        (304,438)      1998        40
NY       New York/W 21st St.                      3,920,704      10,733,457      14,654,161        (323,207)      1998        40
NY       Hicksville/S Broadway                    1,223,817       3,328,908       4,552,725         (22,963)      1999        40
NY       Yonkers/Saw Mill River                   1,547,491       4,245,660       5,793,151         (30,676)      1999        40
NY       White Plains/S Kensico                   1,297,085       3,544,086       4,841,171         (25,117)      1999        40
NY       New York/531 W 21st St                   3,933,027      10,674,830      14,607,857         (68,663)      1999        40
OH       Akron/Chenoweth Rd                         541,661       1,626,750       2,168,410        (137,958)      1997        40
OH       Streetsboro/Frost Rd                       622,985       2,010,806       2,633,791        (165,078)      1997        40
OH       Kent/Cherry St                             514,697       1,511,729       2,026,426        (125,542)      1997        40

OH       Amherst/Leavitt                            393,156       1,203,405       1,596,561        (108,522)      1997        40
OH       East Lake/Lakeland Blvd                    433,600       1,396,480       1,830,080        (115,642)      1997        40
OH       Mentor/Mentor Ave                        1,052,166       3,006,116       4,058,282        (238,532)      1997        40
OH       Mentor/Heisley Road                        338,504       1,144,783       1,483,287         (82,478)      1997        40
OH       Columbus/W Broad St                        896,942       2,623,413       3,520,355        (163,768)      1997        40
OH       Columbus/S High St                         789,851       2,236,666       3,026,517        (131,976)      1997        40
OH       Columbus/Innis Rd                        1,702,121       4,719,689       6,421,810        (261,287)      1997        40
OH       Columbus/E Main St                         669,964       1,953,867       2,623,832        (124,994)      1997        40
OH       Columbus/E Cooke Rd                      1,185,678       3,383,271       4,568,949        (187,592)      1997        40
OH       Worthington/Reliance St                    523,097       1,500,740       2,023,837         (90,392)      1997        40
OH       Delaware/State Rt 23                        78,878         270,578         349,456         (23,028)      1997        40
OH       Trotwood/Salem Bend Dr                   1,047,147       2,980,056       4,027,203        (179,722)      1997        40
OH       Worthington/Alta View Blv                  438,635       1,208,139       1,646,774         (64,914)      1997        40
OH       Columbus/W Dublin-Grand                    829,997       2,350,653       3,180,650        (128,393)      1997        40
OH       Dublin/Old Avery Road                      713,365       2,013,812       2,727,176        (110,330)      1997        40
OH       Hilliard/Parkway Lane                      740,557       2,088,960       2,829,517        (115,878)      1997        40
OH       Columbus/Urlin Avenue                      830,830       2,339,376       3,170,206        (101,264)      1998        40
OH       Columbus/Schofield Dr                      580,734       1,690,744       2,271,478         (75,779)      1998        40
OH       Columbus/Wilson Road                       732,102       2,095,506       2,827,608         (92,515)      1998        40
OH       Columbus/2929 Dublin Rd                    709,914       2,028,793       2,738,707         (82,160)      1998        40
OH       Columbus/Kenny Road                        717,989       2,072,605       2,790,594         (88,611)      1998        40
OH       Columbus/South Hamilton                    360,448       1,065,864       1,426,312         (50,012)      1998        40
OK       Sooner Road                                453,185       1,366,076       1,819,261        (203,539)      1994        40
OK       10th Street                                621,413       1,621,293       2,242,707        (171,833)      1994        40
OK       Midwest City                               443,545       1,323,283       1,766,828        (196,449)      1994        40
OK       Meridian                                   244,143       1,125,070       1,369,213        (160,001)      1994        40
OK       Air Depot                                  347,690       1,107,819       1,455,509        (182,119)      1994        40
OK       Peoria                                     540,318       1,581,883       2,122,201        (198,520)      1995        40
OK       11th & Mingo                               757,054       2,284,725       3,041,779        (291,524)      1995        40
OK       Skelly                                     173,331         597,250         770,581         (82,929)      1995        40
OK       Lewis                                      626,512       1,817,185       2,443,696        (215,943)      1995        40
OK       Sheridan                                   531,978       1,617,102       2,149,080        (207,384)      1995        40
OK       OKC/33rd Street                            270,631         858,333       1,128,964         (99,900)      1996        40
OK       OKC/South Western                          722,126       1,980,070       2,702,196        (149,375)      1997        40
OK       Tulsa/So Garnett Road                      358,960       1,133,934       1,492,894         (59,966)      1997        40
OK       NW Expressway/Roxbury                      599,660       1,917,086       2,516,746        (242,719)      1998        40
OR       Hillsboro/229th Ave                      1,201,930       3,346,511       4,548,441        (305,540)      1996        40

OR       Beaverton/Murray Ave                     1,090,571       3,029,497       4,120,068        (275,122)      1996        40
OR       Aloha/185th Ave                          1,340,729       3,675,368       5,016,097        (327,014)      1996        40
PA       King of Prussia                          1,354,359       3,793,859       5,148,218        (450,382)      1995        40
PA       Warminster                                 891,048       2,640,871       3,531,919        (307,109)      1995        40
PA       Allentown                                  578,632       1,684,944       2,263,576        (218,336)      1995        40
PA       Bethlehem                                  843,324       2,406,763       3,250,086        (303,884)      1995        40
PA       Norristown                                 872,159       2,465,397       3,337,556        (248,052)      1996        40
PA       Malvern/E Lancaster                        590,523       3,531,296       4,121,818        (185,517)      1997        40
PA       West Chester/Downington                    568,490       1,646,657       2,215,147        (138,542)      1997        40
PA       Huntingdon Valley/Welsh                    586,181       1,611,489       2,197,670         (85,165)      1998        40
PA       Philadelphia/Wayne Ave                   1,784,728       5,022,399       6,807,127        (164,911)      1998        40
TN       SUSA Partnership L.P.                   39,046,815      62,754,286     101,801,600      (3,573,147)      1994         5
TN       Summer                                     172,093       2,816,853       2,988,946        (852,069)      1986        40
TN       Union                                      485,570       3,942,455       4,428,024        (603,029)      1987        40
TN       Memphis/Mt Moriah                        1,034,883       2,694,914       3,729,797        (534,643)      1989        40
TN       Antioch/Nashville                          822,125       2,436,059       3,258,184        (360,592)      1994        40
TN       Keyport (Gateway)                          403,492       1,182,684       1,586,176        (170,036)      1994        40
TN       Chattanooga                                684,433       2,307,261       2,991,695        (177,888)      1995        40
TN       Memphis/Ridgeway                           638,849       2,393,937       3,032,786        (228,002)      1995        40
TN       Winchester                                 774,069       3,459,422       4,233,490        (145,727)      1997        40
TN       Nashville/Lebanon Pike                   1,369,780       3,796,248       5,166,028        (346,594)      1996        40
TN       Nashville/Haywood                          450,922       1,312,347       1,763,269        (120,578)      1996        40
TN       Nashville/Murfreesboro                     723,197       2,032,123       2,755,320        (110,771)      1996        40
TN       Memphis/2939 Poplar                      1,857,209       4,670,072       6,527,281        (173,000)      1997        40
TN       Nashville/Trousdale                      1,441,554       3,975,856       5,417,410        (320,729)      1996        40
TN       Nashville/Murfreesboro                   1,226,323       3,448,328       4,674,651        (283,913)      1996        40
TN       Nashville/Old Hickory Rd                 1,275,879       3,609,738       4,885,618        (304,502)      1996        40
TN       Antioch/Bell Road                          845,328       2,411,028       3,256,356        (209,011)      1996        40
TN       Franklin/Liberty Pike                      848,428       2,414,839       3,263,267        (211,275)      1996        40
TN       Memphis/5675 Summer Ave                    400,430       1,166,178       1,566,608         (90,177)      1997        40
TN       Memphis/4705 Winchester                    426,742       1,320,239       1,746,981        (105,822)      1997        40
TN       Memphis/Madison Avenue                     190,273         636,404         826,677         (70,612)      1997        40
TN       Memphis/Raleigh-LaGrange                   283,689         879,217       1,162,906         (70,150)      1997        40
TN       Memphis/4175 Winchester                    233,998         724,317         958,315         (62,706)      1997        40
TN       Memphis/American Way                       327,439       1,101,600       1,429,040         (82,720)      1997        40
TN       Memphis/6390 Winchester                    349,851       1,057,130       1,406,981         (78,093)      1997        40
TN       Collierville/W Poplar                    1,122,353       2,399,245       3,521,598        (140,605)      1997        40

TN       Antioch/2757 Murfreesboro                1,341,846       3,783,437       5,125,282        (235,803)      1997        40
TN       Memphis/Shelby Oaks                        450,081       1,372,395       1,822,475         (81,268)      1997        40
TN       Cordova/Autumn Creek                       766,179       2,126,869       2,893,048        (118,455)      1998        40
TN       Cordova/N Germantown                       996,671       2,775,436       3,772,107        (139,907)      1998        40
TN       Cordova/Moriarty Rd                        684,646       1,914,448       2,599,094         (96,797)      1998        40
TN       Cordova/389 N Germantown Pkwy            1,434,992       2,532,112       3,967,105         (89,707)      1998        40
TN       Memphis/Hickory Hill                       720,000       3,577,940       4,297,940         (68,456)      1998        40
TN       Bartlett/Germantown Rd N                   720,188       1,985,709       2,705,897         (52,498)      1999        40
TN       Memphis/7301 Winchester                  1,020,208       2,788,098       3,808,306         (72,427)      1998        40
TN       Bartlett/6937 Stage Road                   624,662       2,133,102       2,757,763         (35,290)      1999        40
TN       Memphis/Kirby Parkway                      554,334       1,595,841       2,150,174         (12,295)      1999        40
TX       White Settlement                         1,370,309       3,415,536       4,785,845        (453,868)      1994        40
TX       Airport Freeway                            616,535       1,920,090       2,536,625        (267,317)      1994        40
TX       Midway                                   1,169,859       3,212,803       4,382,661        (366,761)      1994        40
TX       Dallas/Preston                           1,194,744       3,281,522       4,476,266        (347,627)      1995        40
TX       Bedford                                    927,520       2,612,218       3,539,738        (246,690)      1996        40
TX       Spring/I-45 North                        1,114,300       3,066,185       4,180,484        (254,289)      1996        40
TX       Sugarland/Old Mill Rd                      681,063       1,970,527       2,651,590        (167,987)      1996        40
TX       Dallas/N Dallas Pkwy                       895,071       2,479,052       3,374,123        (186,608)      1997        40
TX       Alvin/Mustang Road                         372,810       1,093,163       1,465,973        (115,004)      1997        40
TX       Clute/Brazos Park Drive                    617,041       1,807,304       2,424,345         (99,974)      1997        40
TX       Houston/South Main                       1,107,133       3,012,801       4,119,934        (159,677)      1997        40
TX       Austin/McNeil Drive                        916,403       2,504,001       3,420,404        (128,419)      1998        40
TX       Plano/Wagner Way                         1,043,240       2,843,556       3,886,795        (157,885)      1998        40
TX       Carrollton/W Frankford Rd                  795,891       2,179,163       2,975,054        (112,541)      1998        40
TX       Pasadena/Red Bluff Rd                      608,467       1,713,452       2,321,919         (95,314)      1998        40
TX       Dallas/N Central Express                 1,217,617       3,358,232       4,575,849        (186,252)      1998        40
TX       Spring/Spring Stuebner                     623,950       1,735,676       2,359,625         (81,369)      1998        40
TX       Addison/16280 Addison Rd                 1,392,860       3,797,998       5,190,858        (109,093)      1998        40
TX       Grapevine/State Highway                  1,254,651       3,410,420       4,665,070         (44,108)      1999        40
TX       Dallas/Lemmon Ave                        1,211,599       3,288,321       4,499,920         (41,373)      1999        40
TX       Dallas/19211 Preston Road                1,371,378       3,718,996       5,090,374         (48,383)      1999        40
UT       Sandy                                      949,065       2,660,463       3,609,528        (362,844)      1994        40
UT       West Valley                                576,248       1,614,675       2,190,923        (169,134)      1995        40
VA       Fairfax Station                          1,131,884       2,338,391       3,470,275        (370,679)      1993        40
VA       Chantilly                                  882,257       3,222,235       4,104,492        (388,381)      1994        40
VA       Reston                                     551,285       2,397,286       2,948,570        (220,209)      1996        40

VA       Falls Church                             1,226,736       3,564,388       4,791,124        (393,825)      1995        40
VA       Willow Lawn                              1,519,687       4,218,729       5,738,416        (351,786)      1996        40
VA       Stafford/Jefferson Davis                   756,323       2,121,440       2,877,763        (178,686)      1996        40
VA       Fredericksburg/Jefferson                   672,985       1,888,982       2,561,967        (155,044)      1996        40
VA       Fredericksburg/Plank Rd                    850,195       2,364,845       3,215,041        (193,769)      1996        40
VA       Alexandria/N Henry St                    2,441,309       6,709,984       9,151,293        (362,348)      1997        40
VA       Falls Church/Hollywood Rd                2,225,719       6,093,682       8,319,400        (322,930)      1997        40
VA       Alexandria/Kings Centre                  1,612,518       3,047,638       4,660,156         (99,040)      1998        40
VA       Fairfax/Prosperity Ave                   1,132,852       3,182,121       4,314,973         (61,860)      1999        40
VA       Sterling/Woodland Rd                       653,670       3,151,654       3,805,323         (44,975)      1999        40
WA       Vancouver/78th St                          756,643       2,114,774       2,871,417        (194,038)      1996        40
WA       Seattle/N 130th Street                   1,763,737       4,768,623       6,532,361               -       1999        40
                                               -------------------------------------------------------------
                                                441,079,836   1,229,811,632   1,670,891,968     (94,537,653)
                                               =============================================================
(in thousands)
Balance at December 31, 1998                                      1,616,215
    Additions during period:
         Acquisitions-other                          86,879
         Development                                 71,004
         Facility expansions                            529
         Improvements and other                      16,723
                                               -----------------------------
                                                                    175,135
   Deductions during period:
         Properties exchanged                                      (120,458)
                                                                 -----------
                                                                 -----------
Balance at December 31, 1999                                      1,670,892
                                                                 ===========