Form 10-Q
period 2000-03-31
SUSA PARTNERSHIP LP
filed 2000-05-15
CIK 1011991

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                     For the quarter ended March 31, 2000
                                       or
 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the transition period from          to

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





                                                                  Three months              Three months
                                                                         ended                     ended
                                                                March 31, 2000            March 31, 1999
                                                         ---------------------     ---------------------
Operating Revenues:
Rental income                                                         $ 58,445                  $ 59,407
Service income                                                           1,605                       277
Other income                                                             1,836                       983
                                                         ---------------------     ---------------------
Total operating revenues                                                61,886                    60,667
                                                         ---------------------     ---------------------

Operating Expenses:
Cost of property operations & maintenance                               15,730                    15,034
Taxes                                                                    5,187                     4,996
Costs of providing services                                              1,285                       325
General & administrative                                                 2,265                     3,698
Depreciation & amortization                                              9,193                     8,356
                                                         ---------------------     ---------------------
Total operating expenses                                                33,660                    32,409
                                                         ---------------------     ---------------------
Income from property operations                                         28,226                    28,258

Other income (expense):
Interest expense, net                                                  (11,047)                  (10,847)
                                                         ---------------------     ---------------------

Income before gain(loss) on sale/exchange, minority
  interest and distribution to Preferred Unitholders                    17,179                    17,411
Gain (Loss) on exchange of storage facilities                              890                      (578)
                                                         ---------------------     ---------------------

Income before minority interest and
  distribution to Preferred Unitholders                                 18,069                    16,833

Minority interest                                                          (43)                      (24)
                                                         ---------------------     ---------------------
Income before distributions to Preferred Unitholders                  $ 18,026                  $ 16,809
                                                         ---------------------     ---------------------
Distributions to Preferred Unitholders                                  (1,442)                   (1,258)
                                                         ---------------------     ---------------------
Net Income                                                            $ 16,584                  $ 15,551
                                                         ---------------------     ---------------------
Basic net income per unit                                                $0.53                     $0.49
                                                         ---------------------     ---------------------
Diluted net income per unit                                              $0.53                     $0.49
                                                         ---------------------     ---------------------



                See Notes to Consolidated Financial Statements

                            SUSA Partnership, L.P.
                          Consolidated Balance Sheets
                   (amounts in thousands, except unit data)


                                                                          as of                        as of
                                                                 March 31, 2000            December 31, 1999
                                                       ------------------------      -----------------------
                                                                     (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                 $  438,422                   $  441,080
Buildings and equipment                                               1,217,912                    1,229,812
                                                       ------------------------      -----------------------
                                                                      1,656,334                    1,670,892

Accumulated depreciation                                               (103,272)                     (94,538)
                                                       ------------------------      -----------------------
                                                                      1,553,062                    1,576,354

Cash & cash equivalents                                                   1,557                        1,699
Advances and investments in real estate                                 131,402                      120,246
Other assets                                                             62,371                       56,620
                                                       ------------------------      -----------------------
     Total assets                                                    $1,748,392                   $1,754,919
                                                       ========================      =======================

Liabilities & partners' capital

Notes payable                                                        $  600,000                   $  600,000
Line of credit borrowings                                               108,682                      105,500
Mortgage notes payable                                                   69,588                       70,163
Other borrowings                                                         42,783                       42,453
Accounts payable & accrued expenses                                      23,736                       21,982
Dividends payable                                                        19,213                       18,831
Rents received in advance                                                11,369                       10,869
Deferred gain from contribution of storage facilities                    37,077                       37,125
Minority Interest                                                           985                          959
                                                       ------------------------      -----------------------
     Total liabilities                                                  913,433                      907,882
                                                       ------------------------      -----------------------

Limited common partnership units
  3,490,813 and 3,655,093 outstanding
  at redemption value                                                   106,906                      110,567

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                                    65,000                       65,000
Deferred compensation                                                      (488)                        (517)
General Common Partnership units
 27,845,600 and 27,865,932 outstanding                                  675,323                      683,355
Notes receivable - officers                                             (11,782)                     (11,368)
                                                       ------------------------      -----------------------
     Total partners' capital                                            728,053                      736,470
                                                       ------------------------      -----------------------

     Total liabilities & partners' capital                           $1,748,392                   $1,754,919
                                                       ========================      =======================


                See Notes to Consolidated Financial Statements

                            SUSA Partnership, L.P.
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                            (amounts in thousands)

                                                                           Three months ended      Three months ended
                                                                             March 31, 2000          March 31, 1999
                                                                           ------------------      ------------------
Operating activities:
Net income                                                                 $           16,584      $           15,551

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                      9,193                   8,356
     Minority interest                                                                     43                      24
     (Gain)/Loss on sale/exchange of self-storage facilities                             (890)                    578
     Changes in assets and liabilities:
          Other assets                                                                   (276)                 (4,061)
          Other liabilities                                                             2,846                   7,486
                                                                           ------------------      ------------------
Net cash provided by operating activities                                              27,500                  27,934
                                                                           ==================      ==================

Investing activities:
Acquisition and improvements of storage facilities                                     (4,263)                 (8,378)
Proceeds from sale/exchange of storage facilities                                      21,350                     410
Development of storage facilities                                                     (10,414)                (12,697)
Advances and investments in real estate                                               (10,330)                 (7,448)
Proceeds from liquidation of advances and  investments in real                          2,013                       -
 estate
                                                                           ------------------      ------------------
Net cash used in investing activities                                                  (1,644)                (28,113)
                                                                           ==================      ==================

Financing activities:
Net (repayments)/borrowings under line of credit                                        3,182                  19,789
Mortgage principal payments/payoffs                                                      (313)                   (328)
Other borrowings principal payments/payoffs                                              (100)                   (804)
Payment of debt issuance costs                                                              -                     (79)
Distributions to general partner                                                      (18,831)                (17,745)
Distribution to limited partners                                                       (2,491)                 (2,382)
Preferred unit dividends                                                               (1,442)                 (1,010)
General partner contributions                                                             107                     (35)
Repurchase of units from general partner                                               (6,153)                      -
Proceeds from issuance of preferred units                                                   -                     (18)
Payments on notes receivable                                                               43                      10
                                                                           ------------------      ------------------
Net cash used in financing activities                                                 (25,998)                 (2,602)
                                                                           ==================      ==================

Net increase in cash and equivalents                                                     (142)                 (2,781)
Cash and equivalents, beginning of period                                               1,699                   2,823
                                                                           ------------------      ------------------
Cash and equivalents, end of period                                        $            1,557      $               42
                                                                           ==================      ==================

Supplemental schedule of non-cash activities:
 GP common stock issued in exchange for notes receivable                   $              457      $                -
 Equity share of joint venture received for disposition of assets                       6,526                       -
 Note received in consideration for undepreciated land sold                             2,200                     875
 Restricted stock issued in exchange for Partnership units                                  -                     246
 Storage facilities acquired in exchange for GP common stock                                -                       -
 Exchange of Partnership Units for shares of GP common stock                            5,604                       -
                                                                           ==================      ==================

See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
             (amounts in thousands, except unit and per unit data)


1.   Unaudited Interim Financial Statements
     --------------------------------------

     References to the "Company" and the "Partnership" refer to SUSA Partnership, L.P. References to the "GP" refer to Storage USA, Inc., general partner and holder of approximately 89% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.


2.   Organization
     ------------

     The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At March 31, 2000 and December 31, 1999, respectively, the GP owned approximately 88.9% and 88.4% of the partnership interest in the Partnership.

     In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.


3.   Summary of Significant Accounting Policies
     ------------------------------------------

     Service Income
     Service income consists of revenue derived from the providing of services to third parties. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"). Below is a summary of first quarter service income:

                                           Three months       Three months
                                                  ended              ended
                                         March 31, 2000     March 31, 1999
                                         ---------------------------------

          Management fees                $          612     $          277
          General Contractor fees                   448                  -
          Development fees                          545                  -
                                         ---------------------------------
          Total service income           $        1,605     $          277
                                         =================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
             (amounts in thousands, except unit and per unit data)


     Other Income
     Other income consists of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards)and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                         Three months       Three months
                                                                ended              ended
                                                       March 31, 2000     March 31, 1999
                                                       ---------------------------------
          Facility specific revenue                    $        1,120     $        1,003
          Share of net income of equity investments               716                (20)
                                                       ---------------------------------
          Total other income                           $        1,836     $          983
                                                       =================================

     Interest Expense, net
     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                         Three months       Three months
                                                ended              ended
                                       March 31, 2000     March 31, 1999
                                       ---------------------------------
          Interest income              $        3,339     $        2,992
          Interest expense                    (14,386)           (13,839)
                                       ---------------------------------
          Interest expense, net        $      (11,047)    $      (10,847)
                                       =================================

     Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partners' capital.


4.   Investment in Storage Facilities
     --------------------------------

     The following table summarizes the activity in storage facilities during the period:

     Cost:
         Balance on January 1, 2000                    $1,670,892
         Property Acquisitions                                  -
         Land Acquisition and  Development                 10,414
         Disposition of Property                          (29,201)
         Improvements and other                             4,229
                                                       ----------
         Balance on March 31, 2000                     $1,656,334
                                                       ==========


     Accumulated Depreciation:
         Balance on January 1, 2000                    $   94,538
         Additions during the period                        8,782
         Disposition of Property                              (48)
                                                       ----------
         Balance on March 31, 2000                     $  103,272
                                                       ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
             (amounts in thousands, except unit and per unit data)


     The preceding cost balances include facilities acquired through capital leases of $31,382 at March 31, 2000 and $31,334 at December 31, 1999 and construction in progress of $60,989 at March 31, 2000 and $89,870 at December 31, 1999. Also included above is $13,200 at March 31, 2000 and $11,800 at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $932 at March 31, 2000 and $771 at December 31, 1999.

5.   Advances and Investments in Real Estate
     ---------------------------------------

     Advances

     As of March 31, 2000 and December 31, 1999, $121,588 and $117,022
     respectively of advances have been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

     Joint Ventures

     Fidelity Venture
     On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000. During the first three months of 2000, the Company recognized $272 in equity earnings from the Fidelity Venture and $323 in management fees for managing the venture's properties. As of March 31, 2000, the Company had a recorded negative investment balance in the Fidelity Venture of $257. The table below summarizes certain financial information related to the Fidelity Venture:

                                                       Three months
                                                              ended
                                                     March 31, 2000
                    -----------------------------------------------

                    Property revenues                $        5,349
                    Property expenses                $        1,859
                    Net Operating Income             $        3,490
                    Net income                       $        1,087
                    Total assets                     $      149,235
                    Total debt                       $       92,655


     GE Capital Ventures
     On December 1, 1999, the Company formed two joint ventures with GE Capital Corp ("GE Capital"), providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. During the quarter, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53,000. The projects were transferred to the Development Venture at the Company's cost of $26,030. The Company received $19,856 in cash, and recorded an investment in the venture of $6,526, representing a 25% interest.

     In connection with the transaction, the Company also recognized $448 and $545 in general contractor and development service fees, respectively, as well as $286 and $176 in related expenses. As of March 31, 2000, the Company has a recorded investment of $9,108 in the joint ventures.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
             (amounts in thousands, except unit and per unit data)


     On February 14, 2000, the Development Venture closed on a credit facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. The Development Venture did not draw against the facility until April of 2000. The Acquisition Venture has not yet closed on a credit facility but expects to obtain a facility that will allow it to borrow up to 50% of acquisition costs.

     Other Ventures
     The Company has equity interests in several single facility joint ventures. As of March 31, the recorded investment in these joint ventures was $963.


6.   Other Assets
     ------------

                                                           As of           As of
                                                       March 31,    December 31,
                                                            2000            1999
                                                       -------------------------
          Deposits                                     $   4,911    $      4,147
          Deferred costs of issuances of
             Unsecured notes                               9,497          10,006
          Accounts receivable                              3,863           4,855
          Mortgages receivable                             5,117           4,449
          Notes receivable                                 9,738           7,445
          Other receivables                                2,527           4,988
          Advancements and investments in Franchise       20,410          13,906
          Other                                            6,308           6,824
                                                       -------------------------
          Total Other Assets                           $  62,371    $     56,620
                                                       -------------------------


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

                                                              As of
               Line of Credit Borrowings             March 31, 2000
               ----------------------------------------------------
               Total lines of credit                       $240,000
               Borrowings outstanding                      $108,682
               Weighted average daily interest
                 rate year-to-date                             7.23%

     The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
             (amounts in thousands, except unit and per unit data)

     Mortgage Notes Payable
     as of March 31, 2000
     ---------------------------------------------------------------------


                                  Face Amount         Maturity Range
     ---------------------------------------------------------------------
     Fixed rate                   $    58,032           2000-2021
     Variable rate                      5,305           2006-2016
                                  ----------------------------------------
                                  $    63,337
     Premiums                           6,251
                                  -----------
     Mortgage notes payable       $    69,588
                                  -----------

     The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

          Other Borrowings
          as of March 31, 2000
          -----------------------------------------------------------------------------------------
                                            Face Amount           Carry Value          Imputed Rate
          -----------------------------------------------------------------------------------------
          Non-interest bearing notes        $     9,150           $     8,516                  7.50%
          Deferred units                         12,000                10,448                  7.50%
          Capital Leases                              -                23,819                  7.50%
                                            -------------------------------------------------------
                                                                  $    42,783
                                                                  -----------

     During the three months ended March 31, 2000, total interest paid on all debt was $11,848 and total interest capitalized for construction costs was $1,418.

8.   Income per Unit
     ---------------

     Basic and diluted income per unit is calculated as presented in the following table:

                                                                  Three months        Three months
                                                                         Ended               ended
                                                                March 31, 2000      March 31, 1999
                                                                ----------------------------------
          Basic net income per Unit:
               Net income attributable to common unitholders    $       16,584      $       15,551
               Basic weighted average Units outstanding                 31,388              31,479
               -----------------------------------------------------------------------------------
               Basic net income per Unit                        $         0.53      $         0.49

          Diluted net income per Unit:
               Net income attributable to common unitholders    $       16,584      $       15,551

               Basic weighted average Units outstanding                 31,388              31,479
               Dilutive effect of stock options                             53                  70
                                                                ----------------------------------
               Diluted weighted average Units outstanding               31,441              31,549
               -----------------------------------------------------------------------------------
               Diluted net income per Unit                      $         0.53      $         0.49

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
            (amounts in thousands, except share and per share data)


9.   Commitments
     -----------

     As of March 31, 2000, the Company is committed to advance an additional $20,407 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,830 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of March 31, 2000.

10.  Subsequent Events
     -----------------

     Subsequent to the end of the first quarter, the Company's Acquisition Venture with GE Capital acquired its first property, a facility in Brooklyn, NY. Through equity contributions and debt advances, the Company funded $3,500 of the $11,100 purchase price with GE Capital providing the remainder.

     The GP also continued its Board-authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases subsequent to March 31, 2000. Between April 1 and May 1, 2000, an additional 237 shares were repurchased at an average price of approximately $31 per share. The total of 692 shares as of May 1, 2000 represents approximately 49% of the announced repurchase.

11.  Legal Proceedings
     -----------------

     On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by the our tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

     On November 15, 1999 a purported nationwide class action was filed against the GP and Partnership in the Supreme Court of the State of New York, Ulster County, case no 99-3278 , also seeking the recovery of certain late and administrative fees paid by our tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 410589/00. The Company believes that it has defenses to the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

     While the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

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

The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.
 . Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.
 .  Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.
 .  Net Rental Income means income from self-storage rentals less discounts.
 .  Realized Rent Per Square Foot means the annualized result of dividing rental income, less discounts by total square feet rented.
 . Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.
 .  Net Operating Income ("NOI") means total property revenues less Direct
   Property Operating Costs.
 .  Annual Capitalization Rate ("Cap Rate")/ Yield means NOI of a facility divided by the total capitalized costs of the facility.
 . Funds from Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.
 . Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview
As of March 31, 2000, we owned, managed and franchised 510 facilities containing
34.7 million square feet in 31 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities (329 properties owned since January 1, 1999) for the first quarter of 2000 and 1999. Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

          Same-Store Results
          (amounts in thousands except occupancy and per square foot figures)

                                              ---------------------------------------------------------
                                              Quarter Ended            Quarter Ended
                                              March 31, 2000           March 31, 1999          Growth %
                                              ---------------------------------------------------------
          Revenues                            $       48,667           $       46,539               4.6%
          Operating Expenses                           9,429                    9,127               3.3%
          Property Tax & Other                         5,621                    5,770              (2.6%)
                                              ---------------------------------------------------------
          Total Expenses                              15,050                   14,897               1.0%
                                              ---------------------------------------------------------

          NOI excluding late fees             $       33,617           $       31,642               6.2%
                                              =========================================================

          Late fee Income                              1,443                    3,017             (52.2%)

          NOI including late fees             $       35,060           $       34,659               1.2%
                                              =========================================================

          Physical Occupancy                           83.80%                   84.60%
          Scheduled Rent per Square Foot      $        11.87           $        11.24               5.6%
          Realized Rent per Square Foot       $        10.48           $         9.92               5.6%

 .    Our Same-Store Facilities achieved 6.2% NOI growth excluding late fees in the first quarter of 2000, and 1.2% growth including late fees, as compared to the same quarter in 1999. The 6.2% NOI growth without late fees resulted from revenue increases of 4.6%, offset by expense growth of 1.0%.
 .    The revenue increase of 4.6% for the quarter was driven by an increase in scheduled rent per square foot of 5.6% and a slight drop in the discount factor versus the same period last year, partially offset by a 0.8 percentage point decrease in physical occupancy.
 .    Our operating expenses grew 3.3% from the first quarter of 1999 due to increases in repairs and maintenance expense, health insurance and payroll taxes. Meanwhile, property tax and other expenses decreased 2.6% compared to the first quarter of 1999 due primarily to significant reductions in property and liability insurance costs.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the first quarter 2000 over the first quarter 1999. The largest 10 markets in total represent 67.8% of the same-store NOI.

Ten Largest Same-Store Markets

                                                                          -----------------------------------------
                                                                               Quarter Ended March 31, 2000 vs.
                                                                                 Quarter Ended March 31, 1999
                                                                          -----------------------------------------
                                                                     %              %             %               %
                                                  Number      of Total      Change in     Change in       Change in
                                                     of     Same-Store     Net Rental      Realized        Occupied
Market                                       Facilities            NOI    Income/(1)/     RPSF/(2)/         Sq. Ft.
===================================================================================================================
Los Angeles-Riverside-Orange County, CA              46           18.1%           8.3%          8.1%            0.2%
New York-Northern New Jersey-Long Island             25           14.7%           6.7%          6.1%            0.5%
Washington-Baltimore, DC-MD-VA-WV                    20            9.6%           4.2%          7.3%           (2.8%)
Miami-Fort Lauderdale, FL                            15            6.4%           3.6%          5.8%           (2.1%)
Philadelphia-Wilmington-Atlantic City, PA-NJ         14            4.0%           2.7%          5.0%           (2.2%)
Phoenix-Mesa, AZ                                     14            3.1%           4.8%          6.5%           (1.6%)
San Francisco-Oakland-San Jose, CA                    8            3.2%           0.9%          6.2%           (5.0%)
Dallas-Fort Worth, TX                                10            3.1%           2.5%          2.9%           (0.4%)
Detroit, Ann Arbor-Flint, MI                         11            2.9%           8.9%          7.4%            1.5%
Las Vegas, NV-AZ                                     11            2.7%           1.9%          3.7%           (1.7%)

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2) Rent Per Square Foot.

External Growth

There were no new property acquisitions during the first quarter of 2000. Substantially all property acquisitions transacted throughout the remainder of 2000 will be through the General Electric Capital Corporation ("GE Capital") Acquisition Venture.

We did not place any development facilities in service in the first quarter. We did, however, complete four expansions at a cost of approximately $3.5 million, which added a total of approximately 86 thousand square feet. In connection with our joint ventures with GE Capital discussed in the Financing section below, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects have a total projected cost of $53.0 million, and were transferred to the venture at our cost of $26.0 million. We do plan to continue the development of ten new facilities within the GP. The following chart summarizes the details of these 10 projects as well as our development and expansion projects under construction or in construction planning as of March 31, 2000:

                                                         Square      Expected    Investment       Remaining
                                         # of Prop.        Feet    Investment       to Date      Investment
                                         ------------------------------------------------------------------
          (amounts in thousands except for number of facilities)
          Total development in process           10         795    $   62,881    $   40,248      $   22,633
          Total expansions in process            22         495    $   29,685    $    7,862      $   21,823
                                         ------------------------------------------------------------------
          Total                                  32       1,290    $   92,566    $   48,110      $   44,456
                                         ==================================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                                      2nd Qtr 00    3rd Qtr 00    4th Qtr 00    2001-2002    Total
                                      ------------------------------------------------------------
          (amounts in thousands)
          Development                 $   14,235    $   15,023    $    5,029    $  28,594  $62,881
          Expansions                       3,702         2,350         6,135       17,498   29,685
                                      ------------------------------------------------------------

          Total                       $   17,937    $   17,373    $   11,164    $  46,092  $92,566
                                      ============================================================

Financing

During the fourth quarter of 1999, we formed two joint ventures with GE Capital, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of our new acquisition and development through 2001 through the GE Ventures. As stated above, in the "External Growth" section, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects have a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest.

In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. The timing of the purchases, the length of time that the program will continue and the exact number of shares to be purchased is dependent upon prevailing market conditions. As of March 31, 2000, the GP had repurchased 455 thousand shares at an average price of $29.45. Subsequent to the end of the first quarter of 2000, the GP purchased an additional 237 thousand shares at an average price of $30.99. The total of 692 thousand shares repurchased as of May 1, 2000 represents approximately 49% of the announced repurchase.

Other Initiatives

On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect affiliates of Security Capital Group Incorporated. We do not expect to exercise such option in 2000.

Commencing on May 1, 2000, we began offering our customers direct access to tenant insurance, which insures their goods against described perils, in all Storage USA facilities except those located in the states of Florida and North Carolina. The net profits from the premiums written during 2000 will ultimately accrue to the benefit of a charitable trust established by the Company. We are anticipating that profits from premiums written subsequent to 2000 will ultimately accrue to the benefit of a taxable REIT subsidiary that will be formed and wholly owned by the Partnership pursuant to the Ticket to Work and Work Incentives Improvement Act of 1999.


Results of Operations

The following table reflects the profit and loss statement for the three months ended March 31, 2000 and March 31, 1999 based on a percentage of total revenues and is used in the discussion that follows:

                                                          Three Months Ended March 31,
                                                                2000              1999
          ----------------------------------------------------------------------------
          Revenue
          Rental Income                                         94.4%             97.9%
          Service Income                                         2.6%              0.5%
          Other Income                                           3.0%              1.6%
          ----------------------------------------------------------------------------
          Total Operating Revenues                             100.0%            100.0%

          Expenses
          Cost of Property Operations and Maintenance           25.4%             24.8%
          Taxes                                                  8.4%              8.2%
          Cost of Providing Services                             2.1%              0.5%
          General And Administrative                             3.7%              6.1%


Rental income decreased $962 thousand, or 1.6% in the quarter ended March 31, 2000 compared to the same period in 1999. The primary contributors to the decline in rental income are summarized in the table below.

     Rental Income Growth in 2000 over 1999 for comparable periods ended March 31 (in thousands)

                                                             --------------------------------------
                                                               Before
                                                             Late fees       Late fees       Total
                                                             --------------------------------------
     1999 acquisitions                                       $   2,696       $      64      $ 2,760
     1999 developments                                             581              11          592
     1999 dispositions                                          (5,433)           (341)      (5,774)
     Same-store facilities                                       2,055          (1,575)         480
     Other lease-up, expansion and development facilities        1,083            (103)         980
                                                             --------------------------------------
                                                             $     982       $  (1,944)     $  (962)
                                                             --------------------------------------

Much of the decrease is due to the one-time impact of our change in late fee policy, as described in our form 10-K for the year ended 1999. This change produced an unfavorable $1.9 million variance in the first quarter, or approximately 53.4%. Rental income also declined due to 1999 property dispositions, most notably the 32 properties contributed to the joint venture with Fidelity Management Trust Company in the 2nd quarter of 1999. This $5,433 reduction in rental income was partially offset by increased revenues from 1999 acquisitions of $2,696, developments and expansions of $1,664, held for the full three months in year 2000. The remaining $2,055 growth occurred in Same-Store Facilities, and was provided by an approximate 5.6% increase in realized rent per square foot, from $9.92 in the first quarter of 1999 to $10.48 for the same period in 2000. Physical occupancy during this period declined slightly, from 84.6% in 1999 to 83.8% in 2000.

As stated above, we reevaluated the amounts that we charge our customers for late fees and implemented reduced late fees in the first quarter of 2000. The impact of the change in late fee policy on our total revenues was and remains difficult to determine due to a number of factors: differences in late fee charges across the country; variances in late fee calculation in acquired facilities; and the discretion of facility managers to waive late fees. As set forth in our form 10-K for the year ended 1999, we established an estimate of as much as $5.0 million in reduced revenue in the year 2000 due to the policy change. After a review of our first quarter, we now estimate a reduction in revenue for 2000 of approximately $6.8 million, but there can be no assurance that the reduction will be limited to this amount due to the factors set out above. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee policy.

Service income increased by $1.3 million from the first quarter of 1999 to the same period in 2000. It also grew as a percentage of revenue: from 0.5% in first quarter 1999 to 2.6% in the same period in 2000. A portion of the increase, $335 thousand, is due to an increased number of managed and franchised facilities paying fees to the Company. There were 66 such properties as of March 31, 1999, versus 108 as of March 31, 2000. The remaining increase was due to the fees from general contractor and development services provided to the GE Capital Development venture for the first quarter of 2000. Below is a summary of first quarter service income:

                                                             Three months            Three months
                                                                    Ended                   ended
                                                           March 31, 2000          March 31, 1999
                                                           --------------------------------------
          Management fees                                  $          612          $          277
          General Contractor fees                                     448                       -
          Development fees                                            545                       -
                                                           --------------------------------------
          Total service income                             $        1,605          $          277
                                                           ======================================

Other income grew $853 thousand in the first quarter of 2000 over the same period in 1999. Other income consists of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards) and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                             Three months            Three months
                                                                    Ended                   ended
                                                           March 31, 2000          March 31, 1999
                                                           --------------------------------------
          Facility specific revenue                        $        1,120          $        1,003
          Share of net income of equity investments                   716                     (20)
                                                           --------------------------------------
          Total other income                               $        1,836          $          983
                                                           ======================================

As a percentage of revenues, cost of property operations and maintenance increased from the first quarter of 1999 to 2000, 24.8% to 25.4%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. There were minimal salary costs in 1999 associated with these initiatives, compared to a full three months in 2000. Health insurance expense also showed a significant increase, following what we believe is a national trend. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999.

Tax expense as a percentage of revenues was 8.4% for the first quarter of 2000 compared to 8.2% for the same period 1999. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend was negated in the first quarter due to the impact of property tax reassessments on a number of our larger facilities.

Costs of providing services increased from $325 thousand in the first quarter of 1999 to $1.3 million in the same period in 2000, and increased as a percentage of revenues from 0.5% to 2.1%. This was due primarily to the new services provided, general contracting and development services, and their corresponding costs. The costs of providing management services also increased, as more managed properties were added to the Storage USA system between March 31 of 1999 and 2000.

General and administrative expenses ("G&A") as a percentage of revenues decreased from 6.1% in the first quarter of 1999 to 3.7% for the same period of 2000. This was indicative of a G&A expense decrease from $3.7 to $2.3 million between the two periods. Contributing substantially to this decrease in expense was the classification in 2000 of development and construction department overhead as part of the cost of providing services, continued benefits in 2000 from various cost containment programs and lower management bonus accruals in 2000 compared to 1999. Depreciation and amortization expense increased from $8.4 million in the first quarter of 1999 to $9.2 million for the same period in 2000. This was due to a $12.4 million increase in depreciable assets since March 31, 1999.

Interest expense grew from $15.0 million in the first quarter of 1999 to $15.8 million during the same period in 2000. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.4 million in the first quarter of 2000 and $1.1 million in the first quarter of 1999.

                                                                       As of March 31,
                                                ---------------------------------------------------------------
                                                          2000                                 1999
                                                ---------------------------------------------------------------
                                                 Weighted         Weighted            Weighted         Weighted
                                                  Average          Average             Average          Average
          Debt                                  Borrowing    Interest Rate           Borrowing    Interest Rate
          -----------------------------------------------------------------------------------------------------
          Notes payable                          $600,000             7.37%           $600,000             7.37%
          Lines of credit                         128,410             7.23%             92,067             6.23%
          Mortgages payable                        69,877             9.92%             67,517             9.75%
          Leases & other borrowings                42,621             7.50%             37,898              7.5%

Interest income grew $300 thousand, from $3.0 million in the first quarter of 1999 to $3.3 million in the same period in 2000. This increase was due to additional advances from us to Franchisees since March 31, 1999, and the resulting interest growth. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000. $414 thousand of that gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and the remaining $180 to adjustments from prior period dispositions.


Liquidity and Capital Resources

Cash provided by operating activities was $27.5 million during the three months ended March 31, 2000 as compared to $27.9 million during the same period in 1999. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $4.3 million in the first quarter ending March 31, 2000 in the acquisition and improvement of self-storage facilities compared to $8.4 million during the same period in 1999. For the first quarter of 2000, the entirety of the investment represents improvements, as no self-storage facilities were acquired. There was one facility acquired in the same period in 1999. In the first quarter of 2000, we received $1.0 million in cash proceeds from the sale of two self-storage facilities in Indiana, $19.9 from the transfer of nine development projects to the GE Capital Development Venture, and $463 thousand from the sale of another non-operating development project to a franchisee. For the GE Capital transaction, we also received a $6.5 million interest in the venture, representing 25%. In the transaction involving the single development project, we accepted a $2.2 million note and received the balance of the sales price in cash.

In addition to improvements, we invested $10.4 million in the first three months of 2000 and $12.7 million in the first three months of 1999 for development and construction of self-storage facilities. There were 10 newly developed facilities and 22 expansions of existing facilities in process with $48.1 million cumulative invested at March 31, 2000. The total budget for these facilities is $92.6 million, of which $44.5 million remains to be invested. We also provided financing to franchisees of Franchise during the first quarter 2000 of $10.3 million, compared to $7.4 million one year ago. Proceeds were also received from certain franchisees, as two repaid their loans during the period, generating $2.0 million in cash. We have $20.4 million of loan commitments to franchisees to fund as of March 31, 2000.

Additionally, we expect to invest approximately $15.0 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2000.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At March 31, 2000 we had 3.5 million Units outstanding, of which the following Units were redeemable:

 . 82 thousand Units for an amount equal to their fair market value ($2.5 million, based upon a price per Unit of $30.63 at March 31, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.

 . 3.4 million Units for amounts equal to the then fair market value of their Units ($104.4 million, based upon a price per Unit of $30.63 at March 31, 2000) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of the GP's common stock issued upon redemption of Units under the Securities Act of 1933.

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

During the 1st quarter 2000, the GP repurchased, under our stock buy-back plan, 204 thousand shares of its common stock at a total cost of 6.2 million. Subject to prevailing market conditions and price levels, the GP expects to commit an additional estimated $28 million during the remainder of 2000 to this plan to purchase up to a total of 5% of its outstanding shares, inclusive of shares repurchased in 1999.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At March 31, 2000, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non -convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the three months ended March 31, 2000 of $3.2 million. For the same period in 1999, net borrowings totaled $19.8 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating and maturing on March 31, 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2000, and is renewable at that time.

We expect to incur approximately $4.5 million for scheduled maintenance and repairs during 2000 and approximately $5.9 million to conform facilities acquired from 1994 to 1999 to our standards of which $771 thousand for scheduled maintenance and $433 thousand for conforming facilities acquired has been incurred to date. Commencing during the 2nd quarter of 2000, we will be committed under several new leases relating to corporate office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $2.7 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $0.9 million annually from such subleases.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital joint ventures and expected investments under our stock-buy back plan. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

Qualitative and Quantitative Disclosure About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt and the repricing of fixed rate debt upon maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the three months ended March 31, 2000 would have increased by approximately $80 thousand, based on average outstanding balances during that period.

Funds from Operations ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which effective January 1, 2000, now includes non-recurring results of operations, except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing producing property. As such, Our FFO and FFO per unit may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months ended March 31, 2000 and March 31, 1999:

                                                              Three Months            Three Months
      Funds from Operations Attributable                             Ended                   Ended
      to Unit holders:                                      March 31, 2000          March 31, 1999
                                                            --------------------------------------
     Net Income Attributable to Common Unitholders          $       16,584          $       15,551

     Loss/(Gain) on Sale of Assets*                                   (595)                    578
     Total Depreciation and Amortization                             9,193                   8,356
     Depreciation from Unconsolidated Entities                         153                       -
     Less Depreciation of Non-Revenue Producing
      Property                                                        (914)                   (572)
                                                            --------------------------------------
     FFO attributable to common unitholders                 $       24,421            $     23,913
                                                            --------------------------------------

     *Excludes $295 gain on sale of undepreciated land.


During the first quarter of 2000, the GP declared a dividend per share of $0.69, which is an increase of 3.0% over the first quarter 1999 dividend of $0.67. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by the our tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

On November 15, 1999 a purported nationwide class action was filed against the GP and Partnership in the Supreme Court of the State of New York, Ulster County, case no 99-3278 , also seeking the recovery of certain late and administrative fees paid by our tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 410589/00. The Company believes that it has defenses to the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

While the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases and our newly revised late fee policy on our revenue growth, (c) our 2000 anticipated revenues, expenses and returns, (d) future capital requirements, (e) sources of capital, and (f) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

 . Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
 . Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
 .  Competition for development sites could drive up costs, making it unfeasible for us to develop properties in certain markets.
 .  Increased development of new facilities in our markets could result in over-
   supply and lower rental rates.
 . Amounts that we charge for late fees are under review, have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could change, materially affecting the results of operations.
 .  The conditions affecting the bank, debt and equity markets could change.
 .  The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
 .  Competition could increase, adversely effecting occupancy and rental rates, thereby reducing our revenue.
 .  Costs related to compliance with laws, including environmental laws could increase.
 .  General business and economic conditions could change, adversely effecting occupancy and rental rates, thereby reducing our revenue.
 . Other risk factors exist as described in our Annual Report on Form 10-K for the year ended December 31, 1999 and other reports filed from time to time with the Securities and Exchange Commission.

We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

None

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1 Form of Employment Agreement between the Company and Dean Jernigan, effective February 3, 2000.
     Exhibit 10.2 Form of Employment Agreement between the Company and Christopher P. Marr, effective February 3, 2000.
     Exhibit 10.3 Form of Employment Agreement between the Company and John W. McConomy, effective February 3, 2000.
     Exhibit 10.4 Form of Employment Agreement between the Company and Francis
     C. Brown III, effective February 3, 2000.
     Exhibit 10.5  Form of Employment Agreement between the Company and
     Mark E. Yale, effective February 3, 2000.
     Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K

     On May 2, 2000, we filed our current report on Form 8-K. The filing included information relating to our April 26, 2000 press release announcing our financial results for the first quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Dated:    May 15, 2000

                                   SUSA Partnership, L.P.
                                   By Storage USA, Inc.,
                                   General Partner




                         By:       /s/ Christopher P. Marr
                                   -----------------------
                                   Christopher P. Marr
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1 Form of Employment Agreement between the Company and Dean Jernigan, effective February 3, 2000.

10.2           Form of Employment Agreement between the Company and Christopher
               P. Marr, effective February 3, 2000.

10.3           Form of Employment Agreement between the Company and John W.
               McConomy, effective February 3, 2000.

10.4           Form of Employment Agreement between the Company and Francis C.
               Brown III, effective February 3, 2000.

10.5           Form of Employment Agreement between the Company and Mark E.
               Yale, effective February 3, 2000.