Form 10-Q
period 2000-06-30
SUSA PARTNERSHIP LP
filed 2000-08-14
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2000
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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




                                                             Three months      Three months       Six months       Six months
                                                                    ended             ended            ended            ended
                                                            June 30, 2000     June 30, 1999    June 30, 2000    June 30, 1999
                                                           ---------------  ----------------  ---------------  ---------------
Operating Revenues:
Rental and other property income                                  $63,724           $62,407         $123,290         $122,809
Service income                                                      1,267               441            2,873              718
Other income                                                          601               947            1,317              935
                                                           ---------------  ----------------  ---------------  ---------------

Total operating revenues                                           65,592            63,795          127,480          124,462
                                                           ---------------  ----------------  ---------------  ---------------

Operating Expenses:
Cost of property operations & maintenance                          15,498            15,079           31,228           30,112
Taxes                                                               5,450             5,280           10,637           10,277
Costs of providing services                                           979               385            2,265              710
General & administrative                                            3,649             4,107            5,914            7,805
Depreciation & amortization                                        10,097             9,017           19,291           17,373
                                                           ---------------  ----------------  ---------------  ---------------

Total operating expenses                                           35,673            33,868           69,335           66,277
                                                           ---------------  ----------------  ---------------  ---------------

Income from property operations                                    29,919            29,927           58,145           58,185

Other income (expense):
Interest expense, net                                            (11,478)          (10,416)         (22,525)         (21,263)
                                                           ---------------  ----------------  ---------------  ---------------

Income before gain(loss) on exchange, minority
  interest and distribution to preferred unitholders               18,441            19,511           35,620           36,922

Gain/(Loss) on sale of assets                                           -               441              890            (137)
                                                           ---------------  ----------------  ---------------  ---------------

Income before minority interest and
  distribution to preferred unitholders                            18,441            19,952           36,510           36,785

Minority interest                                                       5              (68)             (38)             (92)
                                                           ---------------  ----------------  ---------------  ---------------

Income before distributions to preferred unitholders               18,446            19,884           36,472           36,693

Distributions to preferred unitholders                            (1,442)           (1,293)          (2,884)          (2,551)
                                                           ---------------  ----------------  ---------------  ---------------

Net Income                                                        $17,004           $18,591          $33,588          $34,142
                                                           ---------------  ----------------  ---------------  ---------------

Basic net income per unit                                           $0.55             $0.59            $1.07            $1.09
                                                           ---------------  ----------------  ---------------  ---------------

Diluted net income per unit                                         $0.55             $0.59            $1.07            $1.08
                                                           ---------------  ----------------  ---------------  ---------------



                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                           Consolidated Balance Sheets
                    (amounts in thousands, except unit data)



                                                                           as of                   as of
                                                                   June 30, 2000       December 31, 1999
                                                            ---------------------   ---------------------
                                                                     (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                     426,651                $441,080
Buildings and equipment                                                1,246,393               1,229,812
                                                            ---------------------   ---------------------
                                                                       1,673,044               1,670,892

Accumulated depreciation                                               (112,993)                (94,538)
                                                            ---------------------   ---------------------
                                                                       1,560,051               1,576,354

Cash & cash equivalents                                                    2,453                   1,699
Advances and investments in real estate                                  135,978                 120,246
Other assets                                                              71,243                  56,620
                                                            ---------------------   ---------------------

     Total assets                                                     $1,769,725              $1,754,919
                                                            ---------------------   ---------------------

Liabilities & partners' capital

Notes payable                                                           $600,000                $600,000
Line of credit borrowings                                                154,960                 105,500
Mortgage notes payable                                                    68,809                  70,163
Other borrowings                                                          43,204                  42,453
Accounts payable & accrued expenses                                       22,111                  21,982
Dividends payable                                                         18,816                  18,831
Rents received in advance                                                 11,689                  10,869
Deferred gain from contribution of self-storage facilities                37,076                  37,125
Minority Interest                                                            954                     959
                                                            ---------------------   ---------------------

     Total liabilities                                                   957,619                 907,882
                                                            ---------------------   ---------------------

Limited common partnership units
  3,426,840 and 3,655,093 outstanding
  at redemption value                                                    101,145                 110,567

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                                     65,000                  65,000
Deferred compensation
                                                                            (458)                   (517)
General Common Partnership units
 27,269,114 and 27,865,932 outstanding                                   658,344                 683,355
Notes receivable - officers                                             (11,925)                (11,368)
                                                            ---------------------   ---------------------

     Total partners' capital                                             710,961                 736,470
                                                            ---------------------   ---------------------

     Total liabilities & partners' capital                            $1,769,725              $1,754,919
                                                            ---------------------   ---------------------



                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)



                                                                          Six months ended      Six months ended
                                                                             June 30, 2000         June 30, 1999
                                                                       --------------------  --------------------
Operating activities:
Net income                                                                         $33,588               $34,142

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                  19,291                17,373
     Minority interest                                                                  38                    92
     (Gain)/Loss on exchange of self-storage facilities                              (890)                   137
     Changes in assets and liabilities:
          Other assets                                                            (18,914)                (6,619)
          Other liabilities                                                          4,317                 8,653
                                                                       --------------------  --------------------
Net cash provided by operating activities                                           37,430                53,778
                                                                       --------------------  --------------------

Investing activities:
Acquisition and improvements of storage facilities                                (12,987)              (59,228)
Proceeds from sale/exchange of storage facilities                                   21,682              137,130
Development of storage facilities                                                 (18,729)              (29,062)
Net change in funds in escrow account used for asset acquisition                        -               (51,679)
Advances and investments in real estate                                            (9,846)              (15,202)
Proceeds from liquidation of advances and investments in real estate                6,344                16,607
                                                                       --------------------  --------------------
Net cash used in investing activities                                             (13,536)                (1,434)
                                                                       --------------------  --------------------

Financing activities:
Net (repayments)/borrowings under line of credit                                    49,460               (3,597)
Mortgage principal payments                                                          (831)               (3,417)
Other borrowings principal payments/payoffs                                          (100)               (1,102)
Payment of debt issuance costs                                                         (4)               (1,084)
Distributions to general partner                                                  (38,044)              (36,422)
Distribution to limited partners                                                   (4,917)               (4,831)
Distribution to minority interests                                                    (44)                  (38)
Preferred unit dividends                                                           (2,884)               (2,452)
Proceeds from issuance of preferred units                                              148                     -
Repurchase of units from general partner                                          (25,967)                     -
Payments on notes receivable                                                            43                    54
Distribution of minority interest capital                                                -                 (233)
Other financing transactions, net                                                        -                 1,876
                                                                       --------------------  --------------------
Net cash used in financing activities                                              (23,140)              (51,246)
                                                                       --------------------  --------------------

Net increase in cash and equivalents                                                   754                 1,098
Cash and equivalents, beginning of period                                            1,699                 2,358
                                                                       --------------------  --------------------
Cash and equivalents, end of period                                                 $2,453                $3,456
                                                                       --------------------  --------------------

Supplemental schedule of non-cash activities:
 Equity share of joint venture received in exchange for assets                      $6,526                $5,900
 Note received in consideration for facility/land sold                               2,200                   875
 Common Stock issued in exchange for notes receivable  and
    contributed to Partnership in exchange for Partnership units                       756                     -
 Partnership units received in payment of notes receivable                             156                     -
 Common stock issued to Directors and contributed to Partnership
    in exchange for Partnership units                                                  160                   160
 Storage facilities acquired in exchange for  Partnership Units                          -                 4,238
 Restricted stock issued by GP                                                           -                   246
 Exchange of Partnership Units for shares of GP common stock                         8,234                 5,717
 Exchange of storage facilities (net)                                                    -                   137
                                                                       --------------------  --------------------





                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)


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

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       Organization

         The  Company  was  formed  by  the  GP in  1985  to  acquire,  develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 2000 and December 31, 1999, respectively, the GP owned approximately 88.8% and 88.4% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       Summary of Significant Accounting Policies

         Rental and Other Property Income
         Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Below is a summary of rental and other property income for the second quarter and for the six months ended June 30, 2000:




                                           Three months    Three months     Six months     Six months
                                                  ended           ended          ended          ended
                                          June 30, 2000   June 30, 1999  June 30, 2000  June 30, 1999
                                          ------------------------------------------------------------
Rental Income                                 $  62,805       $  61,441      $ 121,251      $ 120,848
Other Property Specific Income                      919             966          2,039          1,961
                                          ------------------------------------------------------------
Total Rental and Other Property Income        $  63,724       $  62,407      $ 123,290      $ 122,809
                                          ============================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)



         Service Income
         Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"). Below is a summary of service income for the second quarter and for the six months ended June 30, 2000:



                                Three months    Three months      Six months       Six months
                                       ended           ended           ended            ended
                               June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                              ----------------------------------------------------------------
Management fees                     $    686        $    441        $  1,298          $   718
General Contractor fees                  184               -             633
Development fees                         120               -             665
Acquisition fees                         277               -             277
                              ----------------------------------------------------------------
Total service income               $   1,267        $    441        $  2,873          $   718
                              ================================================================




         Other Income
         Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise.

         Interest Expense, net
         Interest income and expense are netted together and the breakout of income and expense is as follows:



                             Three months    Three months      Six months      Six months
                                    ended           ended           ended           ended
                            June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                           ---------------------------------------------------------------
Interest income                 $   3,335       $   3,310        $  6,674        $  6,302
Interest expense                  (14,813)        (13,726)        (29,199)        (27,565)
                           ---------------------------------------------------------------
Interest expense, net           $ (11,478)     $  (10,416)      $ (22,525)      $ (21,263)
                           ===============================================================



         Reclassifications
         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partners' capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)



4.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

Cost:
        Balance on January 1, 2000            $ 1,670,892
        Property Acquisitions                       3,169
        Development Investment                     18,729
        Disposition of Property                   (29,533)
        Improvements and other                      9,787
                                              ------------
        Balance on June 30, 2000              $ 1,673,044
                                              ============


Accumulated Depreciation:
        Balance on January 1, 2000            $    94,538
        Additions during the period                18,500
        Disposition of Property                       (45)
                                              ------------
        Balance on June 30, 2000              $   112,993
                                              ============


         The preceding cost balances include facilities acquired through capital leases of $31,395 at June 30, 2000 and $31,334 at December 31, 1999 and construction in progress of $43,980 at June 30, 2000 and $89,870 at December 31, 1999. Also included above is $14,500 at June 30, 2000 and $11,800 at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1,102 at June 30, 2000 and $771 at December 31, 1999.

         The Company acquired one self-storage facility for $3,200 during the second quarter. The Company also placed into service three developed facilities during the quarter, representing a $15,100 investment.

5.       Advances and Investments in Real Estate

         Advances

         As of June 30,  2000 and  December  31,  1999,  $121,451  and  $117,022
         respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

         Joint Ventures

         Fidelity Venture
         On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000. The Company recognized $367 in equity earnings from the Fidelity Venture and $341 in management fees for operating the venture's properties in the second quarter. For the six months ended June 30, 2000, $639 in equity earnings have been recognized, as well as $664 in management fees. As of June 30, 2000, the Company had a recorded negative investment balance in the Fidelity Venture of $219. The following table summarizes certain financial information related to the Fidelity Venture:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)


                              Three months       Six months
                                     ended            ended
                             June 30, 2000    June 30, 2000
                             --------------  ---------------

Income Statement:
   Property revenues                $5,764          $11,113
   Property expenses                 1,810            3,669
   Net Operating Income              3,954            7,444
   Net income                        1,469            2,556
Balance Sheet:
   Total assets                                    $149,246
   Total debt                                        92,327



         GE Capital Ventures
         On December 1, 1999, the Company formed two joint ventures with GE Capital Corp ("GE Capital"), the "Acquisition Venture" and "Development Venture," providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. During the first quarter, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53,000. The projects were transferred to the Development Venture at the Company's cost of $26,030. The Company received $19,856 in cash, and recorded an investment in the venture of $6,526, representing a 25% interest.

         On February 14, 2000, the Development Venture closed on a credit facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. During the second quarter, the Development Venture invested a total of $4,788 in construction. As of June 30, 2000, the Development Venture had one property open and operating and eight in design and construction.

         Also during the second quarter, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. The Acquisition Venture proceeded during the quarter to acquire five self-storage facilities for a cost of approximately $32,400. Four of the properties are located in Chicago with the fifth in New York City.

         The Company has recognized certain fees related to the GE Capital Ventures as summarized below:

                                           Three months      Six months
                                                  ended           ended
                                          June 30, 2000   June 30, 2000
                                         ---------------  --------------
General contractor fees                         $   184         $   633
Development fees                                    120             665
Acquisition fees                                    277             277
Management fees                                       -              23
                                         ---------------  --------------
                                                $   581        $  1,598
                                         ---------------  --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)



         The Company has recognized $5 in equity earnings from the GE Capital Ventures for the six months ended June 30, 2000, all relating to the second quarter. The Company has also recognized $109 in amortization expense for the second quarter of 2000, and $181 amortization expense for the six months ended June 30, 2000 for costs relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets. As of June 30, 2000, the Company had a combined recorded investment of $14,776 in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the quarter and the six months ended June 30, 2000:


                     3 months ended June 30, 2000   6 months ended June 30, 2000
                     -----------------------------------------------------------
                        Development   Acquisition    Development     Acquisition
                            Venture       Venture        Venture         Venture
                     ---------------------------- ------------------------------
Income Statement:
Property revenues           $  28         $   -          $  32          $  334
Property expenses              46             -             74              67
Net Operating Income  (loss)  (18)            -            (42)            267
Net income (loss)             (58)            -            (83)            146
Balance Sheet:
Total assets                                          $ 32,343        $ 34,768
Total third party debt                                   9,574               -


         Other Ventures
         The Company has equity interests in several single facility joint ventures. As of June 30, 2000, the Company had a combined recorded negative investment balance in the other joint ventures of $30.


6.       Other Assets

                                               As of             As of
                                            June 30,      December 31,
                                                2000              1999
                                         ------------------------------

Deposits                                    $  4,770          $  4,147
Deferred costs of issuances of
   notes payable                               9,029            10,006
Accounts receivable                            3,934             4,855
Mortgages receivable                           5,912             4,449
Notes receivable                              10,989             7,445
Other receivables                              6,055             4,988
Advances and investments in Franchise         21,724            13,906
Other                                          8,830             6,824
                                         ------------------------------
Total Other Assets                         $  71,243         $  56,620
                                         ==============================



7.       Lines of credit, Mortgages payable, and Other borrowings

         The Company can borrow under a $200,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. The lines bear interest at various spreads above LIBOR. The following table lists additional information about the lines of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
                (amounts in thousands, except unit per unit data)



                                                           As of
Line of Credit Borrowings                          June 30, 2000
-----------------------------------------------------------------
Total lines of credit                                $   240,000
Borrowings outstanding                               $   154,960
Weighted average daily interest
    rate year-to-date                                      7.37%


         The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:



Mortgage Notes Payable
as of June 30, 2000                               Face Amount     Maturity Range
--------------------------------------------------------------------------------

Fixed rate                                        $    57,541          2000-2021
Variable rate                                           5,278          2006-2016
                                             -----------------------------------
                                                  $    62,819
Premiums                                                5,990
                                             -----------------
Mortgage notes payable                            $    68,809



         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.


Other Borrowings
as of June 30, 2000           Face Amount       Carry Value      Imputed Rate
------------------------------------------------------------------------------

Non-interest bearing notes    $   9,150         $   8,667             7.50%
Deferred units                   12,000            10,639             7.50%
Capital Leases                        -            23,898             7.50%
                             -------------------------------------------------
                                                  $  43,204
                                              ==============



         During the six months ended June 30, 2000, total interest paid on all debt was $31,118 and total interest capitalized for construction costs was $2,583.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
              (amounts in thousands, except unit and per unit data)



8.       Income per Unit

         Basic and diluted income per unit is calculated as presented in the following table:




                                                    Three months    Three months     Six months     Six months
                                                           ended           ended          ended          ended
                                                   June 30, 2000   June 30, 1999  June 30, 2000  June 30, 1999
                                                   ------------------------------------------------------------
Basic net income per Unit:
    Net income attributable to common unitholders      $  17,004       $  18,591      $  33,588      $  34,142
    Basic weighted average Units outstanding              30,975          31,558         31,181         31,519
    -----------------------------------------------------------------------------------------------------------
    Basic net income per Unit                          $    0.55       $    0.59      $    1.07      $    1.09

Diluted net income per Unit:
    Net income attributable to common unitholders      $  17,004       $  18,591      $  33,588      $  34,142

    Basic weighted average Units outstanding              30,975          31,558         31,181         31,519
    Dilutive effect of the GP's stock options                 47             122             50             81
                                                   ------------------------------------------------------------
    Diluted weighted average Units outstanding            31,022          31,680         31,231         31,600
    -----------------------------------------------------------------------------------------------------------
    Diluted net income per Unit                        $    0.55       $    0.59      $    1.07      $    1.08



9.       Commitments

         As of June 30, 2000, the Company is committed to advance an additional $16,348 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,768 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of June 30, 2000.

10.      Subsequent Events

         From June 30, 2000 to July 14, 2000, the Company completed the acquisition of one self-storage facility for approximately $3.1 million and also acquired the remaining franchisee equity interest in two franchised properties for $1.3 million. These two facilities are located in New York and Florida. These acquisitions were financed primarily through operating cash flows and borrowings under available lines of credit. The Company has entered into no further property acquisition contracts to date.

         The GP also continued with its Board-authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. Between July 1 and August 1, 2000, an additional 86 shares were repurchased at an average price of approximately $30 per share. The total of 1,194 shares as of August 1, 2000 represents approximately 85% of the announced repurchase.

11.      Legal Proceedings

         On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed indefinitely. The stay was entered in part because of a new statute

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
             (amounts in thousands, except units and per unit data)



         passed  by  the  Maryland   legislature  relating  to  late  fees.  The
         constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

         On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it, including opposing the Motion for Class Certification.

         On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. The Company believes it has defenses to the suit, which is in the early stages of discovery, and intends to vigorously defend it.

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

o Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.
o Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.
o    Net Rental Income means income from self-storage rentals less discounts.
o Realized Rent Per Square Foot means the annualized result of dividing rental income, less discounts by total square fee rented.
o Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.
o Net Operating Income ("NOI") means total property revenues less Direct Property Operating Costs.
o Annual Capitalization Rate ("Cap Rate")/ Yield means NOI of a facility divided by the total capitalized costs of the facility.
o Funds from Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.
o Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.


Overview
As of June 30, 2000, we owned, managed and franchised 521 facilities  containing
35.2 million square feet in 31 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (330 properties owned since April 1, 1999) and for the first six months of 2000 (326 properties owned since January 1, 1999). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.




                                               Quarter Ended                             Six Months Ended
                                  -------------------------------------------------------------------------------------
Same-Store Results                 June 30, 2000   June 30, 1999   Growth %     June 30, 2000    June 30, 1999  Growth %
-----------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)

Revenues excluding late fees             $51,769       $49,057        5.5%           $99,433       $94,654        5.0%

Expenses
Operating Expenses                         9,186         8,778        4.6%            18,454        17,741        4.0%
Property Tax & Other                       5,727         5,658        1.2%            11,235        11,325      (0.8%)
                                  -------------------------------------------------------------------------------------
Total Expenses                            14,913        14,436        3.3%            29,689        29,066        2.1%
                                  -------------------------------------------------------------------------------------

NOI excluding late fees                  $36,856       $34,621        6.5%           $69,744       $65,588        6.3%
                                  -------------------------------------------------------------------------------------

Late fee Income                            1,716         2,960     (42.0%)             3,134         5,933     (47.2%)

NOI including late fees                  $38,572       $37,581        2.6%           $72,878       $71,521        1.9%
                                  =====================================================================================

Physical Occupancy                         85.8%         86.4%      (0.6%)             84.8%         85.5%      (0.7%)
Scheduled Rent per Square Foot            $11.82        $11.28        4.8%            $11.85        $11.27        5.1%
Realized Rent per Square Foot             $10.82        $10.15        6.6%            $10.66        $10.05        6.1%




o Our Same-Store Facilities achieved 6.5% NOI growth excluding late fees in the second quarter of 2000, and a 2.6% growth including late fees, as compared to the same quarter in 1999. The 6.5% NOI growth without late fees resulted from revenue increases of 5.5%, offset by expense growth of 3.3%. For the six months ended June 30, 2000, same-store NOI excluding late fees grew 6.3%, due to revenue increases of 5.0% offset by expense growth of 2.1%.
o The revenue increase of 5.5% for the quarter was driven by an increase in realized rent per square foot of 6.6% partially offset by a 0.6 percentage point decrease in physical occupancy. For the six months ending June 30, there was a 5.0% increase in revenues over the same period last year, caused by a 6.1% increase in realized rent per square foot, partially offset by a 0.7 percentage point decrease in physical occupancy.
o Our operating expenses grew 4.6% over the second quarter of 1999 and 4.0% over the first six months of 1999. This growth is primarily attributable to increases in repairs and maintenance expense, health insurance and utilities. Meanwhile, property tax and other expenses increased 1.2% over the second quarter of 1999 and decreased 0.8% over the first six months of 1999. The second quarter increase is mainly due to timing, while the year to date decrease is attributable to significant reductions in property and liability insurance costs experienced in the first quarter.

The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis, excluding late fees) and the change in net rental income, realized rent per square foot, and occupied square feet for the second quarter of 2000 versus the same period in 1999, as well as for the six months ended June 30. The largest 10 markets in total represent 68.2% of the total same-store NOI.




                                                             % of  Change in Net Rental     % Change in         % Change in
                                                 # of   YTD same-       Income (1)       Realized RPSF (2)    Occupied sq. ft.
Market                                      Facilities  store NOI         QTD       YTD        QTD      YTD       QTD      YTD
------------------------------------------------------------------------------------------------------------  -----------------
Los Angeles-Riverside-Orange County, CA            45       17.8%        9.6%      9.1%       9.1%     9.1%      0.4%     0.1%
New York-N. New Jersey-Long Island, NY             25       14.9%        7.3%      7.0%       6.7%     7.5%      0.5%    (0.4%)
Washington-Baltimore, DC-MD-VA-WV                  21        9.8%        4.4%      4.3%       7.5%     6.5%     (2.8%)   (2.0%)
Miami-Fort Lauderdale, FL                          15        6.5%        8.5%      6.1%      10.8%     8.0%     (2.1%)   (1.8%)
Philadelphia-Wilm-Atlantic City, PA-NJ             14        4.0%        4.5%      3.6%       6.8%     5.9%     (2.2%)   (2.2%)
San Francisco-Oakland-San Jose, CA                  8        3.3%        3.0%      2.0%       8.4%     5.5%     (5.0%)   (3.3%)
Detroit, Ann Arbor-Flint, MI                       12        3.1%        9.0%      9.0%       7.3%     8.1%      1.6%     0.8%
Phoenix,-Mesa, AZ                                  15        3.1%        5.9%      4.7%       6.8%     6.9%     (0.0%)   (2.0%)
Dallas-Forth Worth, TX                             10        3.1%        2.2%      2.4%       2.7%     2.0%     (4.0%)    0.3%
San Diego, CA                                       6        2.6%        7.0%      6.6%       9.0%     8.6%     (1.9%)   (1.8%)



 (1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
 (2)  Rent Per Square Foot.


External Growth

Acquisitions
There was one new property acquisition in the second quarter of 2000. This new self-storage facility, in the Denver, Colorado market, increased our total available square feet by approximately 67 thousand at a cost of $3.1 million. We expect that the majority of property acquisitions transacted throughout the remainder of the year will be through the General Electric Capital Corporation ("GE Capital") Acquisition Venture. There were no new property acquisitions during the first quarter of 2000.

New Development and Expansion
The following newly developed and expanded facilities were opened in the first and second quarters of 2000:




                                             Developments                                Expansions
                                Number of        Total     Net Rentable    Number of       Total     Net Rentable
Quarter ended                  Facilities      Investment   Square Feet   Facilities     Investment   Square Feet
------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)

March 31, 2000                          -         $     -             -            4      $  4,814             86
June 30, 2000                           3         $ 15,059          206            3      $  3,702             53
                              ------------------------------------------------------------------------------------
 Total year-to-date                     3         $ 15,059          206            7      $  9,168            139
                              ====================================================================================



 In connection with our joint ventures with GE Capital discussed in the Financing section below, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, and were transferred to the venture at our cost of $26.0 million. We do plan to continue the development of eight new facilities within the REIT. The following chart summarizes the details of these eight projects as well as our expansion projects under construction or in construction planning as of June 30, 2000:



                                      # of     Square       Expected      Investment     Remaining
                                      Prop.      Feet      Investment      to Date      Investment
 ---------------------------------------------------------------------------------------------------
 (amounts in thousands except for number of facilities)

 Total development in process                8    584        $ 53,640      $ 28,079     $  25,561
 Total expansions in process                19    450        $ 26,096      $  5,648     $  20,448
                                   -----------------------------------------------------------------
 Total                                      27  1,034        $ 79,736      $ 33,727     $  46,009
                                   =================================================================


The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.


                      -------------------------------------------------------
                        3rd Qtr 00     4th Qtr 00      2001-2002       Total
                      -------------------------------------------------------
(amounts in thousands)
Development                $ 4,077      $  16,372       $ 33,191    $ 53,640
Expansions                   1,434          2,939         21,723      26,096
                      -------------------------------------------------------
Total                      $ 5,511       $ 19,311       $ 54,914    $ 79,736
                      =======================================================


Financing

During the fourth quarter of 1999, we formed two joint ventures with GE Capital, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of our new acquisition and development through 2001 through the GE Ventures. As stated above, in the "External Growth" section, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of June 30, 2000, the GE Development Venture had invested $32.3 million, of which $5.4 was funded through advances and investments by the Company. The GE Acquisition Venture had invested $34.8 million as of June 30, 2000, of which $9.4 was funded through advances and investments by the Company.

In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. The timing of the purchases, the length of time that the program will continue and the exact number of shares to be purchased is dependent upon prevailing market conditions. As of June 30, 2000, the GP had repurchased 1.108 million shares at an average price of $29.97. Subsequent to the end of the second quarter of 2000, the GP purchased an additional 86 thousand shares at an average price of $30.08. The total of 1.194 million shares repurchased as of August 1, 2000 represents approximately 85% of the announced repurchase.

Other Initiatives

On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia, respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect affiliates of Security Capital Group Incorporated. We do not expect to exercise such option in 2000.

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


Results of Operations

The following table reflects the profit and loss statement for the quarter ended June 30, 2000 and June 30, 1999, and for the six months ended June 30, 2000 and June 30, 1999, based on a percentage of total revenues and is used in the discussion that follows:



                                    Three months ended June 30,     Six months ended June 30,
                                            2000           1999        2000             1999
---------------------------------------------------------------------------------------------
Revenue
Rental and other property income           97.2%          97.8%       96.7%            98.7%
Service income                              1.9%           0.7%        2.3%             0.6%
Other income                                0.9%           1.5%        1.0%             0.8%
---------------------------------------------------------------------------------------------
Total Income                              100.0%         100.0%      100.0%           100.0%

Expenses
Property operations                        23.6%          23.6%       24.5%            24.2%
Taxes                                       8.3%           8.3%        8.3%             8.3%
Cost of Providing Services                  1.5%           0.6%        1.8%             0.6%
General and administrative                  5.6%           6.4%        4.6%             6.3%




Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the second quarter and for the six months ended June 30, 2000.



                                           Three months    Three months     Six months     Six months
                                                  ended           ended          ended          ended
                                          June 30, 2000   June 30, 1999  June 30, 2000  June 30, 1999
                                          ------------------------------------------------------------
Rental Income                                 $  62,805       $  61,441      $ 121,251      $ 120,848
Other Property Specific Income                      919             966          2,039          1,961
                                          ------------------------------------------------------------
Total Rental and Other Property Income        $  63,724       $  62,407      $ 123,290      $ 122,809
                                          ============================================================



Rental and other property income increased $1.3 million, or 2.1%, in the quarter ended June 30, 2000 compared to the same period in 1999, and increased $481 thousand, or 0.4%, in the six months ended June 30, 2000 compared to the same six months in 1999. The primary contributors to the increase in rental and other property income are summarized in the following table.


Rental and Other Property Income Growth in 2000 over 1999 for comparable periods ended June 30 (in thousands)



                                                 3 months ended June 30, 2000           6 months ended June 30, 2000
                                             ----------------------------------------------------------------------------
                                                   Before                                 Before
                                                Late fees    Late fees       Total     Late fees   Late fees       Total
                                             ----------------------------------------------------------------------------
1999 acquisitions                                 $ 2,662       $   51     $ 2,713      $  5,421      $   99     $ 5,520
1999 developments                                     728           13         741         1,306          24       1,330
1999 dispositions                                  (4,359)        (297)     (4,656)       (9,901)       (641)    (10,542)
Same-store facilities                               2,712       (1,244)      1,468         4,779      (2,799)      1,980
Other lease-up, expansion and development
  Facilities                                        1,142          (91)      1,051          2,388       (195)      2,193
                                             ----------------------------------------------------------------------------
                                                  $ 2,885     $ (1,568)    $ 1,317      $   3,993    $(3,512)    $   481
                                             ----------------------------------------------------------------------------




The one-time impact of our change in late fee policy, as described in our Form 10-K for the year ended 1999, produced an unfavorable $1.6 million variance in late fee revenue in the second quarter, or approximately 43.8%, and an unfavorable $3.5 million in late fee revenue for the six months ended June 30, 2000 compared to the same period in 1999, or 48.7%. Rental and other property income was also limited due to 1999 property dispositions, most notably the 32 properties contributed to the joint venture with Fidelity Management Trust Company in the second quarter of 1999.

The impact of the dispositions was an unfavorable $4.4 million for the quarter and an unfavorable $9.9 million for the six months ended June 30. These reductions in rental and other property income were partially offset by increased revenues from 1999 acquisitions, $2.7 million for the quarter and $5.4 million for the six months ended June 30, and from 1999 developments, $728 thousand for the quarter and $1.3 million for the six months ended June 30. These two groups of properties were held for the full quarter and six months in 2000, versus partial periods in 1999. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-1999 developments): $1.1 million for the quarter and $2.4 million for the six months ending June 30. The remaining $2.7 million growth for the quarter and $4.8 million for the six months ended June 30 occurred in Same-Store Facilities. For the quarter, this was caused by an approximate 6.6% increase in realized rent per square foot, from $10.15 in 1999 to $10.82 in 2000, partially offset by a slight decrease in physical occupancy, from 86.4% in 1999 to 85.8% in 2000. For the six months ended June 30, this Same-Store growth was caused by an approximate 6.1% increase in realized rent per square foot, from $10.05 in 1999 to $10.66 in 2000, partially offset by a slight decrease in physical occupancy, from 85.5% in 1999 to 84.8% in 2000.

As stated above, we reevaluated the amounts that we charge our customers for late fees and implemented reduced late fees in the first quarter of 2000. The impact of the change in late fee policy on our total revenues was and remains difficult to determine due to a number of factors: differences in late fee charges across the country; variances in late fee calculation in acquired facilities; and the discretion of facility managers to waive late fees. As set forth in our form 10-K for the year ended 1999, we established an estimate of as much as $5.0 million in reduced revenue in the year 2000 due to the policy change. After a review of our operations for the quarter of 2000, we increased our estimate for late fee revenue reduction to approximately $6.8 million. We believe that this estimate is still valid, although there can be no assurance that the reduction will be limited to this amount due to the factors set out above. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee policy.

Service income increased by $826 thousand from the second quarter of 1999 to the same period in 2000, and by $2.2 million from the first six months of 1999 to the same period in 2000. Service income also grew as a percentage of total revenue: from 0.7% in 1999 to 1.9% in 2000 in the second quarter; and from 0.6% in 1999 to 2.3% in 2000 for the six months ended June 30. The bulk of the increases, $581 thousand for the quarter and $1.6 million for the six months ended June 30, is due to the service fees received from the GE Capital Ventures. The ventures had no activity until March 2000, so there are no comparable general contractor, development or acquisition fees for 1999. The remaining increases are due to management fees, $245 thousand for the quarter and $580 thousand for the six months ended June 30, as a result of an increased number of managed and franchised facilities paying fees to the Company. There were 96 such properties as of June 30, 1999, compared to 116 as of June 30, 2000. One third of the 96 facilities at June 30, 1999 did not join our franchised group of properties until June, hence contributing only one month's fees to the 1999 totals. Below is a summary of service income for the second quarter and for the six months ended June 30, 1999 and 2000.



                           Three months    Three months      Six months       Six months
                                  ended           ended           ended            ended
                          June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                          ---------------------------------------------------------------
Management fees                $    686        $    441        $  1,298          $   718
General Contractor fees             184               -             633
Development fees                    120               -             665
Acquisition fees                    277               -             277
                          ---------------------------------------------------------------
Total service income          $   1,267        $    441        $  2,873          $   718
                          ===============================================================



Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise. Other income decreased by $346 thousand from the second quarter of 1999 to the same period in 2000, and increased by $382 thousand from the first six months of 1999 to the same period in 2000. The quarterly change is primarily due to Franchise Corp.'s equity participation in the sale of some jointly held franchisee properties in the second quarter of 1999. The year to date increase of $382 thousand is due to the Company's income from its investment in the Fidelity joint venture. As the joint venture was formed in June 1999, only one month's income was recorded as of June 1999, compared to a full quarter and a full six months in 2000.

As a percentage of revenues, cost of property operations and maintenance remained constant between the second quarter of 1999 and the same period in 2000, at 23.6%. Actual expenses rose $419 thousand, from $15.1 million in 1999 to $15.5 million in 2000. For the six months ended June 30, cost of property operations and maintenance as a percentage of revenues increased slightly, from 24.2% in 1999 to 24.5% in 2000, reflecting a $1.1 million expense increase, from $30.1 million in 1999 to $31.2 million in 2000. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. As stated, these departments started operations in 1999, and had gradually increasing expenses as staffing progressed. Comparatively, year 2000 contains expenses for two mature departments for a full quarter and for a full six months. Health insurance expense also showed a significant increase, following what we believe is a national trend. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999. Looking forward, we will also experience similar exceptions in property and liability insurance over the next twelve months. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. Premiums over the twelve month period will be approximately $500 thousand higher that those that were in place under the previous policy.

Tax expense as a percentage of revenues remained 8.3% for the second quarter of 1999 and 2000, and for the six months ended June 30, 1999 and 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend has been negated throughout the first six months of 2000 by the impact of property tax reassessments on a number of our larger facilities.

During the second quarter of 2000, the State of Tennessee passed legislation that granted REITS relief from a 1999 enacted law that subjects limited partnerships and limited liability corporations to the states excise and franchise tax (the "Tennessee Tax"). The legislation is retroactive to the beginning of the year and will eliminate the applicability of the Tennessee Tax to the Company. During 1999, we incurred approximately $600 of expense associated with such tax.

Costs of providing services increased from $385 thousand in the second quarter of 1999 to $979 thousand in the same period in 2000, and increased as a percentage of revenues from 0.6% to 1.5%. For the six months ended June 30, costs of providing services increased from $710 thousand in 1999 to $2.3 million in 2000, and increased as a percentage of revenues from 0.6% to 1.8%. This was due primarily to the new services provided in 2000, general contracting, development and acquisition services, and their corresponding costs. The costs of providing management services also increased as more managed properties were added to the Storage USA system between June 30 of 1999 and 2000.

General and administrative expenses ("G&A") as a percentage of revenues decreased from 6.4% in the second quarter of 1999 to 5.6% for the same period of 2000, indicative of a G&A expense decrease from $4.1 to $3.6 million between the two periods. G&A expenses as a percentage of revenues also decreased from 6.3% for the first six months of 1999 to 4.6% for the comparable period in 2000, indicative of an expense decrease from $7.8 to $5.9 million between the two periods. Contributing substantially to these decreases in expense was the classification in 2000 of development, construction and acquisition department overhead as part of the cost of providing services, continued benefits in 2000 from various cost containment programs and lower management bonus accruals in 2000 compared to 1999.

Depreciation and amortization expense increased from $9.0 million in the second quarter of 1999 to $10.1 million for the same period in 2000. For the six months ended June 30, depreciation and amortization expense increased from $17.4 in 1999 to $19.3 million in 2000. This was due to a $78.6 million increase in depreciable assets since June 30, 1999.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:




                        Three months    Three months      Six months      Six months
                               ended           ended           ended           ended
                       June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                      ---------------------------------------------------------------
Interest income            $   3,335       $   3,310        $  6,674        $  6,302
Interest expense             (14,813)        (13,726)        (29,199)        (27,565)
                      ---------------------------------------------------------------
Interest expense, net      $ (11,478)      $ (10,416)       $(22,525)       $(21,263)
                      ---------------------------------------------------------------

Capitalized interest       $   1,165       $   1,029        $  2,583        $  2,161



Interest  expense  grew $1.1  million  from the second  quarter  of 1999,  $13.7 million, to the same period in 2000, $14.8 million. For the six months ended June 30, interest expense increased $1.6 million, from $27.6 in 1999 to $29.2 million in 2000. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.0 million in the second quarter of 1999 and $2.2 million for the six months ended June 30, 1999, and $1.2 million and $2.6 million for the comparable periods in 2000.




                                Three months ended June 30,                  Six months ended June 30,
                         --------------------------------------------------------------------------------------
                                 2000                 1999                   2000                 1999
                         --------------------------------------------------------------------------------------
                                      Wtd Avg               Wtd Avg                Wtd Avg             Wtd Avg
                             Wtd Avg Interest     Wtd Avg  Interest      Wtd Avg  Interest    Wtd Avg Interest
Debt                       Borrowing     Rate   Borrowing      Rate    Borrowing      Rate  Borrowing     Rate
---------------------------------------------------------------------------------------------------------------
Notes payable                600,000    7.37%     600,000     7.37%      600,000     7.37%    600,000    7.37%
Lines of credit              137,988    7.57%     101,385     6.03%      133,199     7.41%     96,752    6.12%
Mortgages payable             69,133    7.50%      66,593     7.50%       69,509     7.50%     67,052    7.50%
Leases & other                42,991    7.50%      47,439     7.50%       42,806     7.50%     47,578    7.50%
  borrowings



Interest income improved $25 thousand from the second quarter of 1999 to the same period in 2000. For the six months ended June 30, interest income increased approximately $400 thousand, from $6.3 million in 1999 to $6.7 million in 2000. This increase was due to additional advances from us to Franchisees since June 30, 1999, and the resulting interest growth. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000. $414 thousand of that gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and the remaining $180 to adjustments from prior period dispositions. There were no second quarter dispositions.


Liquidity and Capital Resources

Cash provided by operating activities was $37.4 million during the six months ended June 30, 2000 as compared to $53.8 million during thesame period in 1999. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $13.0 million during the first six months of 2000 for the acquisition and improvement of self-storage facilities compared to $59.2 million during the same period in 1999. $3.1 million of the $13.0 for 2000 reflects our single acquisition in the Denver, Colorado market, with the remaining $9.9 million representing improvements. The 1999 acquisition activity reflects the reinvestment of proceeds from the Fidelity transaction discussed below. We also received $21.7 million in proceeds from the sale/exchange of storage facilities in the first six months of 2000 consisting of: $1.0 million from the sale of two self-storage facilities in Indiana; $19.9 from the transfer of nine development projects to the GE Capital Development Venture; $463 thousand from the sale of another non-operating development project to a franchisee; and $332 thousand from the sale of vacant land adjacent to one of our operating facilities. As part of the GE Capital transaction, we also received a 25% equity interest in the venture valued at $6.5 million. In the transaction involving the single development project, we accepted a $2.2 million note and received the balance of the sales price in cash. In the first six months of 1999, we received $137.1 in proceeds from the sale/exchange of storage facilities, mostly from the Fidelity transaction.

In addition to improvements, we invested $18.7 million for the development and construction of self-storage facilities in the six months ended June 30, 2000, compared to $29.1 million for the same time period in 1999. There were 8 newly developed facilities and 19 expansions of existing facilities in process with $33.7 million cumulative invested at June 30, 2000. The total budget for these facilities is $79.7 million, of which $46.0 million remains to be invested. We invested $9.8 million in real estate during the first six months of 2000, compared to $15.2 million one year ago. In 2000, we have invested $6.5 million in cash in the GE Capital Ventures, and provided $3.3 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as four repaid their loans during the six months ended June 30, 2000, generating $6.3 million in cash. We have $16.3 million of loan commitments to franchisees to fund as of June 30, 2000. Additionally, we expect to invest approximately $9.3 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2000.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At June 30, 2000 we had 3.4 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to the fair market value ($2.4 million, based upon a price per Unit of $29.52 at June 30, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.3 million Units for amounts equal to the fair market value ($98.7 million, based upon a price per Unit of $29.52 at June 30, 2000) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Unit.

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

During the first six months of 2000, the GP repurchased, under its stock buy-back plan, 858 thousand shares of its common stock at a total cost of $26.0 million. Subject to prevailing market conditions and price levels, the GP expects to commit an additional estimated $8.9 million during the remainder of 2000 to this plan to purchase up to a total of 5% of its outstanding shares, inclusive of shares repurchased in 1999.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At June 30, 2000, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the six months ended June 30, 2000 of $49.5 million. For the same period in 1999, net repayments totaled $3.6 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating and maturing on March 31, 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2001, and is renewable at that time.

We paid approximately $43.0 million in distributions during the first six months of 2000, $38 million to the general partner, $4.9 million to limited partners and $44 thousand to minority interests. This compares to a total $41.3 million in distributions for the same period in 1999, $36 million to the general partner, $4.8 million to limited partners and $38 thousand to minority interests. The GP increased its dividend to common shareholders 3% between the two periods, from $.67 to $.69 per share. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends. Preferred unit dividends also increased from 1999 to 2000, from $2.5 million to $2.9 million for the six months ended June 30.

We expect to incur approximately $4.5 million for scheduled maintenance and repairs during 2000 and approximately $5.8 million to conform facilities acquired from 1994 to 1999 to our standards of which $1.5 million for scheduled maintenance and $848 thousand for conforming acquired facilities has been incurred to date. In the second quarter of 2000, we committed to several new leases relating to corporate office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $2.7 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $0.8 million annually from such subleases.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital joint ventures, dividend and distribution requirements and expected investments under the GP's stock buy-back plan. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the six months ended June 30, 2000 would have increased by approximately $140 thousand, based on average outstanding balances during that period.


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

The following table illustrates the components of our FFO for the three months and six months ended June 30, 2000 and June 30, 1999.



                                                     Three Months    Three Months      Six Months       Six Months
Funds from Operations Attributable                          Ended           Ended           Ended            Ended
to Unit holders:                                    June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                                                  ---------------- --------------- ---------------  ---------------
(in thousands)
Net Income Attributable to Common Unitholders          $   17,004      $   18,591      $   33,588       $   34,142

Loss/(Gain) on Sale of Assets*                                              (441)           (595)              137
                                                                -
Total Depreciation and Amortization                        10,097           9,017          19,291           17,373
Depreciation from Unconsolidated Entities                     183              49             335               49
Less Depreciation of Non-Revenue Producing
  Property                                                   (998)           (592)         (1,912)          (1,164)
                                                  ---------------- --------------- ---------------  ---------------
FFO attributable to common unitholders                 $   26,286      $   26,624      $   50,707       $   50,537




*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.


During the second quarter of 2000, the GP declared a dividend per share of $0.69, which is an increase of 3.0% over the second quarter 1999 dividend of
$0.67. To date, $1.38 per share in dividends have been declared, compared to $1.34 in 1999, again a 3.0% increase. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed indefinitely. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it, including opposing the Motion for Class Certification.

On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. The Company believes it has defenses to the suit, which is in the early stages of discovery, and intends to vigorously defend it.

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


Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases and our newly revised late fee policy on our revenue growth, (c) our 2000 anticipated revenues, expenses and returns, (d) future capital requirements, (e) sources of capital, and (f) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

o Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
o Competition for development sites could drive up costs, making it unfeasible for us to develop properties in certain markets.
o Increased development of new facilities in our markets could result in over -supply and lower rental rates.
o Amounts that we charge for late fees are under review, have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could change, materially affecting the results of operations.
o   The conditions affecting the bank, debt and equity markets could change.
o The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
o Competition could increase, adversely effecting occupancy and rental rates, thereby reducing our revenue.
o Costs related to compliance with laws, including environmental laws could increase.
o General business and economic conditions could change, adversely effecting occupancy and rental rates, thereby reducing our revenue.

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

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22.


Item 2. Changes in Securities and Use of Proceeds

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

On May 3, 2000, the GP held its Annual Meeting of Shareholders. Three matters were submitted to the shareholders for consideration:

1.   election of nine Directors (being all of its Directors);

2. ratification of the selection of PricewaterhouseCoopers LLP as its independent public accountants for the fiscal year ending December 31, 2000; and

3. a proposal to approve an amendment to its 1995 Employee Stock Purchase and Loan Plan, increasing the shares available under the plan from 750,000 to 1,250,000.

1.  Election of Nine Directors:

     Director:                             For              Withheld
     ---------                             ---              --------
     C. Ronald Blankenship          25,847,263                68,794
     Howard P. Colhoun              25,851,692                64,365
     Alan B. Graf, Jr.              25,851,723                64,334
     Dean Jernigan                  25,851,823                64,234
     Mark Jorgensen                 25,851,823                64,234
     Caroline S. McBride            25,851,409                64,648
     John P. McCann                 25,850,823                65,234
     William D. Sanders             25,847,823                68,234
     Harry J. Thie                  25,851,717                64,340

2. Ratification of the selection of PricewaterhouseCoopers LLP as the GP's independent public accountants for the fiscal year ending December 31, 2000.


                                    For              25,873,965
                                    Against              21,230
                                    Abstain              20,772

3. Proposal to approve an amendment to the GP's 1995 Employee Stock Purchase and Loan Plan, increasing the shares available under the plan from 750,000 to 1,250,000.

                                    For              24,987,559
                                    Against             862,160
                                    Abstain              66,338

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1 Amendment No. 4 to the GP's 1995 Employee Stock Purchase and Loan Plan dated as of May 3, 2000.
         Exhibit 10.2 Employment Agreement between the GP and Bruce F. Taub, Senior Vice President, Acquisitions, dated as of February 3, 2000.
         Exhibit 27 - Financial Data Schedule


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


         Dated:         August 14, 2000

                        SUSA Partnership, L.P.
                        By Storage USA, Inc.,
                        General Partner



         By:           /s/ Christopher P. Marr
                       -----------------------
                       Christopher P. Marr
                       Chief Financial Officer
                       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

10.1 Amendment No. 4 to the GP's 1995 Employee Stock Purchase and Loan Plan dated as of May 3, 2000.

10.2          Employment Agreement between the GP and Bruce F. Taub,
              Senior Vice President, Acquisitions, dated as of February 3, 2000.

27            Financial Data Schedule