Form 10-Q
period 2000-09-30
SUSA PARTNERSHIP LP
filed 2000-11-14
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 2000
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from      to

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

                    175 Toyota Plaza, Suite 700, Memphis, TN
                    (Address of principal executive offices)

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

                                                              Three months     Three months       Nine months        Nine months
                                                                     ended            ended             ended              ended
                                                             September 30,    September 30,     September 30,      September 30,
                                                                      2000             1999              2000               1999
                                                           ----------------  ---------------  ----------------  -----------------
Operating Revenues:
Rental and other property income                                  $ 68,046         $ 62,816         $ 191,335           $185,624
Service income                                                         886              636             3,759              1,355
Other income                                                         1,669            1,015             2,986              1,967
                                                           ----------------  ---------------  ----------------  -----------------

Total operating revenues                                            70,601           64,467           198,080            188,946
                                                           ----------------  ---------------  ----------------  -----------------

Operating Expenses:
Cost of property operations & maintenance                           16,776           14,817            48,004             45,229
Taxes                                                                5,950            5,408            16,587             15,684
Costs of providing services                                          1,020              485             3,284              1,195
General & administrative                                             4,091            3,500            10,003             11,022
Depreciation & amortization                                         10,113            8,673            29,403             26,046
                                                           ----------------  ---------------  ----------------  -----------------

Total operating expenses                                            37,950           32,883           107,281             99,176
                                                           ----------------  ---------------  ----------------  -----------------

Income from property operations                                     32,651           31,584            90,799             89,770

Other income (expense):
Interest expense, net                                              (12,189)         (10,532)          (34,714)           (31,795)
                                                           ----------------  ---------------  ----------------  -----------------

Income before gain(loss) on exchange, minority
  interest and distribution to Preferred Unitholders                20,462           21,052            56,085             57,975

Gain/(Loss) on sale of assets                                          (15)             481               873                344
                                                           ----------------  ---------------  ----------------  -----------------

Income before minority interest and
  distribution to Preferred Unitholders                             20,447           21,533            56,958             58,319

Minority interest                                                      (21)            (208)              (59)              (300)
                                                           ----------------  ---------------  ----------------  -----------------

Income before distributions to Preferred Unitholders                20,426           21,325            56,899             58,019

Distributions to Preferred Unitholders                              (1,442)          (1,609)           (4,327)            (4,160)
                                                           ----------------  ---------------  ----------------  -----------------

Net Income attributable to Common Unitholders                     $ 18,984         $ 19,716         $  52,572           $ 53,859
                                                           ================  ===============  ================  =================

Basic net income per unit                                         $   0.62         $   0.62         $    1.70           $   1.71
                                                           ================  ===============  ================  =================

Diluted net income per unit                                       $   0.62         $   0.62         $    1.69           $   1.70
                                                           ================  ===============  ================  =================



                                          See Notes to Consolidated Financial Statements


                                      SUSA Partnership, L.P.
                                    Consolidated Balance Sheets
                             (amounts in thousands, except unit data)


                                                                       as of                  as of
                                                          September 30, 2000      December 31, 1999
                                                         --------------------    -------------------
                                                                 (unaudited)
Assets
Investments in storage facilities, at cost:
Land                                                                 431,332             $  441,080
Buildings and equipment                                            1,270,727              1,229,812
                                                         --------------------    -------------------
                                                                   1,702,059              1,670,892

Accumulated depreciation                                            (122,844)               (94,538)
                                                         --------------------    -------------------
                                                                   1,579,215              1,576,354

Cash & cash equivalents                                                4,350                  1,699
Advances and investments in real estate                              124,880                120,246
Other assets                                                          70,474                 56,620
                                                         --------------------    -------------------

     Total assets                                                 $1,778,919             $1,754,919
                                                         ====================    ===================

Liabilities & partners' capital

Notes payable                                                     $  600,000               $600,000
Line of credit borrowings                                            172,323                105,500
Mortgage notes payable                                                67,431                 70,163
Other borrowings                                                      38,511                 42,453
Accounts payable & accrued expenses                                   29,560                 21,982
Dividends payable                                                     18,602                 18,831
Rents received in advance                                             11,746                 10,869
Deferred gain from contribution of self-storage facilities            37,076                 37,125
Minority Interest                                                        954                    959
                                                         --------------------    -------------------

     Total liabilities                                               976,203                907,882
                                                         --------------------    -------------------

Limited common partnership units
  3,422,434 and 3,655,093 outstanding
  at redemption value                                                104,384                110,567

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                                 65,000                 65,000
Deferred compensation                                                  (300)                  (517)
General Common Partnership units
 27,017,824 and 27,865,932 outstanding                               645,413                683,355
Notes receivable - officers                                          (11,781)               (11,368)
                                                         --------------------    -------------------

     Total partners' capital                                         698,332                736,470
                                                         --------------------    -------------------

     Total liabilities & partners' capital                        $1,778,919             $ 1,754,919
                                                         ====================    ===================

                            See Notes to Consolidated Financial Statements

                                              SUSA Partnership, L.P.
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                              (amounts in thousands)
                                                                        Nine months ended     Nine months ended
                                                                       September 30, 2000    September 30, 1999
                                                                     ---------------------  --------------------
Operating activities:
Net income attributable to Common Unitholders                                   $  52,572             $  53,859

Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                                 29,403                26,046
     Minority interest and preferred unit dividends                                 4,386                 4,460
     (Gain)/Loss on exchange of self-storage facilities                              (873)                 (344)
     Changes in assets and liabilities:
          Other assets                                                            (18,041)              (11,552)
          Other liabilities                                                         9,244                11,379
                                                                     ---------------------  --------------------
Net cash provided by operating activities                                          76,691                83,848
                                                                     =====================  ====================

Investing activities:
Acquisition and improvements of storage facilities                                (23,774)              (83,317)
Proceeds from sale/exchange of storage facilities                                  21,682               140,799
Development of storage facilities                                                 (29,699)              (48,169)
Advances and investments in real estate                                           (13,443)              (26,980)
Change in restricted escrow funds                                                       -               (26,109)
Proceeds from liquidation and distributions from advances
 and  investments in real estate                                                   11,558                20,769
Issuances of notes receivable                                                      (2,533)               (3,892)
Payments on notes receivable                                                        4,571                 1,479
                                                                     ---------------------  --------------------
Net cash used in investing activities                                             (31,638)              (25,420)
                                                                     =====================  ====================

Financing activities:
Net borrowings under line of credit                                                66,823                16,554
Mortgage principal payments                                                        (1,948)               (3,713)
Other borrowings principal payments/payoffs                                        (4,200)               (6,131)
Payment of debt issuance costs                                                         (4)               (1,185)
Distributions to general partner                                                  (56,860)              (55,175)
Preferred unit dividends                                                           (4,327)               (3,894)
Limited partner distributions                                                      (7,281)               (7,253)
Distributions to minority interests                                                   (64)                  (57)
Repurchase of units from general partner                                          (34,860)                    -
Payments on notes receivable - officers                                               183                    91
Other financing transactions, net                                                     136                 1,649
                                                                     ---------------------  --------------------
Net cash used in financing activities                                             (42,402)              (59,114)
                                                                     =====================  ====================

Net increase in cash and equivalents                                                2,651                  (686)
Cash and equivalents, beginning of period                                           1,699                 2,358
                                                                     ---------------------  --------------------
Cash and equivalents, end of period                                             $   4,350             $   1,672
                                                                     =====================  ====================

Supplemental schedule of non-cash activities:
 Equity share of joint venture received for disposition of assets               $   6,526             $   5,900
 Note received in consideration for facility sold                                   2,200                   875
 Common Stock in exchange for notes receivable and contributed
  to the Partnership in exchange for Partnership units                              1,057                     -
 Partnership units received in payment of notes receivable                            466                     -
 Common stock issued to Directors and contributed to the Partnership
  in exchange for Partnership units                                                   160                   160
 Storage facilities acquired in exchange for  Partnership units                         -                 4,238
 Partnership units issued in accordance with deferred Partnership
  Unit agreement                                                                    1,000                 1,000
 Restricted stock issued by GP                                                          -                   246
 Assumption of company-issued mortgages in acquisition                             13,673                     -
 Exchange of Partnership units for shares of GP common stock                        8,776                 7,276
                                                                     =====================  ====================


                                  See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)


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

2.       Organization
         ------------

         The  Company  was  formed  by  the  GP in  1985  to  acquire,  develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At September 30, 2000 and December 31, 1999, respectively, the GP owned approximately 88.8% and 88.4% of the partnership interest in the Partnership.

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

3.       Summary of Significant Accounting Policies
         ------------------------------------------

         Rental and Other Property Income
         Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Below is a summary of rental and other property income for the third quarter and for the nine months ended September 30, 2000:

                                                   Three months     Three months     Nine months       Nine months
                                                          ended            ended           ended             ended
                                                  September 30,    September 30,   September 30,     September 30,
                                                           2000             1999            2000              1999
                                                -------------------------------------------------------------------
     Rental Income                                   $   66,926       $   61,824     $   188,177       $   182,671
     Other Property Specific Income                       1,120              992           3,158             2,953
                                                -------------------------------------------------------------------
     Total Rental and Other Property Income          $   68,046       $   62,816     $   191,335       $   185,624
                                                ===================================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)



         Service Income
         Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"). Commencing with the third quarter of 2000, general contractor fees were recognized as income to Franchise. Below is a summary of service income for the third quarter and for the nine months ended September 30, 2000:

                                Three months    Three months      Nine months       Nine months
                                       ended           ended            ended             ended
                               September 30,   September 30,    September 30,     September 30,
                                        2000            1999             2000              1999
                             -------------------------------------------------------------------
Management fees                    $     772       $     636       $    2,070        $    1,355
General Contractor fees                    -               -              633                 -
Development fees                         114               -              779                 -
Acquisition fees                           -               -              277                 -
                             -------------------------------------------------------------------
Total service income               $     886       $     636       $    3,759        $    1,355
                             ===================================================================


         Other Income
         Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise, as outlined below:


                                              Three months      Three months       Nine months      Nine months
                                                     ended             ended             ended            ended
                                             September 30,     September 30,     September 30,    September 30,
                                                      2000              1999              2000             1999
                                             -------------------------------------------------------------------
                 Fidelity joint venture           $    400          $    418         $   1,039         $    567
                 GE joint ventures                      (9)                -              (182)               -
                 Franchise                           1,154               424             1,766            1,047
                 Other ventures                        124               173               363              353
                                             -------------------------------------------------------------------
                                                  $  1,669          $  1,015         $   2,986         $  1,967
                                             ===================================================================

         Interest Expense, net

         Interest income and expense are netted together and the breakout of income and expense is as follows:


                                              Three months      Three months       Nine months      Nine months
                                                     ended             ended             ended            ended
                                             September 30,     September 30,     September 30,    September 30,
                                                      2000              1999              2000             1999
                                          ----------------------------------------------------------------------
             Interest income                     $   3,372         $   3,485        $   10,046        $   9,787
             Interest expense                      (15,561)          (14,017)          (44,760)         (41,582)
                                          ----------------------------------------------------------------------
             Interest expense, net               $ (12,189)        $ (10,532)       $  (34,714)       $ (31,795)
                                          ======================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)




         Reclassifications
         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partners' capital.

4.       Investment in Storage Facilities
         --------------------------------

         The following table summarizes the activity in storage facilities during the period:

          Cost:
          Balance on January 1, 2000                  $   1,670,892
          Property Acquisitions                              18,879
          Development spending                               29,699
          Disposition of Property                           (29,532)
          Improvements and other                             12,121
                                                  ------------------
          Balance on September 30, 2000               $   1,702,059
                                                  ==================


          Accumulated Depreciation:
          Balance on January 1, 2000                  $      94,538
          Additions during the period                        28,351
          Disposition of Property                               (45)
                                                  ------------------
          Balance on September 30, 2000               $     122,844
                                                  ==================



         The preceding cost balances include facilities acquired through capital leases of $31,471 at September 30, 2000 and $31,334 at December 31, 1999 and construction in progress of $52,893 at September 30, 2000 and $89,870 at December 31, 1999. Also included above is $15,200 at September 30, 2000 and $11,800 at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1,274 at September 30, 2000 and $771 at December 31, 1999.

         The Company acquired four self-storage facilities for $22,200 during the third quarter. Two of these purchases were customary acquisition transactions. The other two involved the purchase of a 51% equity interest in a Franchisee joint venture for $1,300 plus the assumption of $13,700 in debt. For the nine months ended September 30, 2000, a total of five facilities have been acquired, at a cost of $25,300. No new developed properties were placed into service in the third quarter. For the year, however, three developed facilities have opened, representing a $15,100 investment.

5.       Advances and Investments in Real Estate
         ---------------------------------------

         Advances

         As of September  30, 2000 and December 31, 1999,  $112,070 and $117,022
         respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

         Joint Ventures

         Fidelity Venture
         On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000. The Company recognized $400 in equity earnings from the Fidelity Venture and $363 in management fees for operating the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)



         venture's properties in the third quarter of 2000, compared to $418 and $342, respectively, in the third quarter of 1999. For the nine months ended September 30, 2000, $1,039 in equity earnings has been recognized, as well as $1,027 in management fees. For the same period in 1999, there was $567 in equity earnings and $438 in management fees. As of September 30, 2000, the Company had a recorded negative investment balance in the Fidelity Venture of $246. The following table summarizes certain financial information related to the Fidelity
         Venture:

                                                   Three months    Three months       Nine months       Nine months
                                                          ended           ended             ended             ended
                                                  September 30,   September 30,     September 30,     September 30,
                                                           2000            1999              2000              1999
                                                 -------------------------------------------------------------------
                   Income Statement:
                   Property revenues                    $ 6,010         $ 5,632          $ 17,123          $  7,233
                   Property expenses                      1,944           1,582             5,613             1,953
                   Net Operating Income                   4,066           4,050            11,510             5,280
                   Net income                             1,601           1,670             4,157             2,269
                   Balance Sheet:
                   Total assets                                                          $149,337          $150,300
                   Total debt                                                              91,994            93,189



         GE Capital Ventures
         On December 1, 1999, the Company formed two joint ventures with GE Capital Corp ("GE Capital"), the "Acquisition Venture" and "Development Venture," providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. During the first quarter of 2000, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53,000. The projects were transferred to the Development Venture at the Company's cost of $26,030. The Company received $19,856 in cash, and recorded an investment in the venture of $6,526, representing a 25% interest.

         On February 14, 2000, the Development Venture closed on a debt facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. As of September 30, 2000, the Development Venture had three properties open and operating and six in design and construction.

         During the second quarter, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. The Acquisition Venture has acquired five self-storage facilities during 2000, all in the second quarter, for a cost of approximately $32,400. Four of the properties are located in Chicago with the fifth in New York City.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)




         The Company, including Franchise, has recognized certain fees related to the GE Capital Ventures as summarized below:


                                             Three months           Nine months
                                                    ended                 ended
                                       September 30, 2000    September 30, 2000
                                     -------------------------------------------

             General contractor fees             $     81             $     714
             Development fees                         114                   779
             Acquisition fees                           -                   277
             Management fees                           63                    86
                                     -------------------------------------------
                                                 $    258             $   1,856
                                     -------------------------------------------


         The Company has recognized a $22 loss in equity earnings from the GE Capital Ventures for the third quarter, and a $19 loss for the nine months ended September 30, 2000. The Company has also recognized $163 in amortization expense for the nine months ended September 30, 2000 for costs relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets.
         As of September 30, 2000, the Company had a combined recorded investment of $13,058 in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the quarter and the nine months ended September 30, 2000:

                                             Quarter ended September 30, 2000  | Nine months ended September 30, 2000
                                              Development         Acquisition  |    Development           Acquisition
                                                  Venture             Venture  |        Venture               Venture
                                           ------------------------------------|--------------------------------------
             Income Statement:                                                 |
             Property revenues                        128               1,027  |            160                 1,361
             Property expenses                        172                 388  |            247                   456
             Net Operating Income                    (44)                 639  |            (87)                  905
             Net income                             (237)                 220  |           (320)                  365
             Balance Sheet:                                                    |
             Total assets                                                      |         37,720                36,945
             Total third party debt                                            |         14,624                 5,525



         Other Ventures
         The Company has equity interests in several single facility joint ventures. As of September 30, 2000, the Company had a combined recorded negative investment balance in the other joint ventures of $2.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)



6.       Other Assets
         ------------

                                                   As of             As of
                                           September 30,      December 31,
                                                    2000              1999
                                         ----------------------------------

          Deposits                               $  5,308          $  4,147
          Deferred costs of issuances of
          unsecured notes                           8,603            10,006
          Accounts receivable                       4,127             4,855
          Mortgages receivable                      4,282             4,449
          Notes receivable                          8,052             7,445
          Other receivables                         7,061             4,988
          Advancements and investments
            in Franchise                           25,518            13,906
          Other                                     7,523             6,824
                                             -------------------------------
          Total Other Assets                     $ 70,474          $ 56,620
                                             -------------------------------



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


                                                               As of
          Line of Credit Borrowings                September 30, 2000
          ------------------------------------------------------------
          Total lines of credit                            $  240,000
          Borrowings outstanding                           $  172,323
          Weighted average daily interest
              rate year-to-date                                  7.60%


         The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:


          Mortgage Notes Payable
          as of September 30, 2000           Face Amount     Maturity Range
          ------------------------------------------------------------------

          Fixed rate                          $   56,450          2000-2021
          Variable rate                            5,251          2006-2016
                                         -----------------------------------
                                              $   61,701
          Premiums                                 5,730
                                         ----------------
          Mortgage notes payable              $   67,431

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)



         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.


Other Borrowings
as of September 30, 2000           Face Amount     Carry Value      Imputed Rate
--------------------------------------------------------------------------------

Non-interest bearing notes          $    5,150       $   4,819             7.50%
Deferred units                          11,000           9,830             7.50%
Capital Leases                               -          23,862             7.50%
                                    --------------------------------------------
                                                     $  38,511
                                                     ==========



         A $4,000 payment was made in the third quarter of 2000, reducing the balance for non-interest bearing notes. Also in the third quarter, $1,000 of deferred units were issued. During the nine months ended September 30, 2000, total interest paid on all debt was $44,543 and total interest capitalized for construction costs was $3,923.

8.       Income per Unit
         ---------------

         Basic and diluted income per unit is calculated as presented in the following table:

                                                       Three months    Three months     Nine months      Nine months
                                                              ended           ended           ended            ended
                                                      September 30,   September 30,   September 30,    September 30,
                                                               2000            1999            2000             1999
                                                    -----------------------------------------------------------------
Basic net income per Unit:
    Net income attributable to common unitholders         $  18,984       $  19,716       $  52,572        $  53,859
    Basic weighted average Units outstanding                 30,537          31,694          30,968           31,578
    -----------------------------------------------------------------------------------------------------------------
    Basic net income per Unit                             $    0.62       $    0.62       $    1.70        $    1.71

Diluted net income per Unit:
    Net income attributable to common unitholders         $  18,984       $  19,716       $  52,572        $  53,859

    Basic weighted average Units outstanding                 30,537          31,694          30,968           31,578
    Dilutive effect of stock options                             52              47              52               68
                                                          -----------------------------------------------------------
    Diluted weighted average Units outstanding               30,589          31,741          31,020           31,646
    -----------------------------------------------------------------------------------------------------------------
    Diluted net income per Unit                           $    0.62       $    0.62       $    1.69        $    1.70


9.       Commitments
         -----------

         As of September 30, 2000, the Company is committed to advance an additional $7,156 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $8,780 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of September 30, 2000.

10.      Capital Stock
         -------------

         During the nine months ended September 30, 2000, the GP repurchased
         1.152 million shares of its common stock at a total cost of $34.9 million, under its stock repurchase plan, announced in December 1999. The plan was completed during the quarter, with a total of 1.402 million shares purchased under the plan. The 1.402 million shares were purchased at an average price of $30 per share, representing a total purchase price of $42.1 million. The GP funded the repurchases with proceeds from the repurchase of a similar amount of its General Common Partnership Units by the Company.


11.      Subsequent Events
         -----------------

         On October 13, 2000, the Company opened a newly developed facility in Falls Church, Virginia, adding 53 thousand to the Company's total combined square footage, at an approximate cost of $4.1 million. The Company has entered into no further property acquisition contracts to date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 2000
       (amounts in thousands, except unit/share and per unit/share data)



12.      Legal Proceedings
         -----------------

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

         On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., Case No 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, Index No. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it. The Company has opposed the Motion for Class Certification filed by the Plaintiff, but as of November 14, 2000, the Court has not ruled on the Motion.

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


Overview
As of September 30, 2000, we owned, managed and franchised 528 facilities containing 35.7 million square feet in 31 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (345 properties owned since July 1, 1999) and for the first nine months of 2000 (326 properties owned since January 1, 1999). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.


                                         Quarter Ended September 30,             Nine Months Ended September 30,
                                    -----------------------------------------------------------------------------------
Same-Store Results                         2000         1999     Growth %            2000           1999      Growth %
-----------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)
Revenues excluding late fees            $56,387      $53,004         6.4%        $153,022       $145,089          5.5%

Expenses
Operating Expenses                       10,259        9,582         7.1%          28,085         26,695          5.2%
Property Tax & Other                      6,575        6,275         4.8%          17,407         16,837          3.4%
                                    -----------------------------------------------------------------------------------
Total Expenses                           16,834       15,857         6.2%          45,492         43,532          4.5%
                                    -----------------------------------------------------------------------------------

NOI excluding late fees                 $39,553      $37,147         6.5%        $107,530       $101,557          5.9%
                                    -----------------------------------------------------------------------------------

Late fee Income                           2,068        3,479       (40.6%)          5,090          9,235        (44.9%)

NOI including late fees                 $41,621      $40,626         2.4%        $112,620       $110,792          1.6%
                                    ===================================================================================

Physical Occupancy                         87.3%        87.6%       (0.3%)           85.7%          86.3%        (0.6%)
Scheduled Rent per Square Foot          $ 12.06      $ 11.41         5.7%        $  11.92       $  11.31          5.4%
Realized Rent per Square Foot           $ 11.11      $ 10.36         7.2%        $  10.81       $  10.15          6.5%


o Our Same-Store Facilities achieved 6.5% NOI growth excluding late fees in the third quarter of 2000, and a 2.4% NOI growth including late fees, as compared to the same quarter in 1999. The 6.5% NOI growth without late fees resulted from revenue increases of 6.4%, offset by expense growth of 6.2%. For the nine months ended September 30, 2000, same-store NOI excluding late fees grew 5.9%, due to revenue increases of 5.5% offset by expense growth of 4.5%.
o The revenue increase of 6.4% for the quarter was driven by an increase in realized rent per square foot of 7.2% partially offset by a 0.3 percentage point decrease in physical occupancy. For the nine months ending September 30, there was a 5.5% increase in revenues over the same period last year, caused by a 6.5% increase in realized rent per square foot, partially offset by a 0.6 percentage point decrease in physical occupancy.
o Our operating expenses grew 7.1% over the second quarter of 1999 and 5.2% over the first nine months of 1999. This growth is primarily attributable to increases in repairs and maintenance expense, health insurance and utilities. Meanwhile, property tax and other expenses increased 4.8% over the third quarter of 1999 and increased 3.4% over the first nine months of 1999. These increases are primarily due to property tax growth through reassessment at a number of our larger facilities. Also, property and liability insurance premiums increased commencing July 1, generally eliminating any year to year savings experienced in the first two quarters of the year.

The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis, excluding late fees) and the change in net rental income, realized rent per square foot, and occupied square feet for the third quarter of 2000 versus the same period in 1999, as well as for the nine months ended September 30. The largest 10 markets in total represent 68.5% of the total same-store NOI.

                                                             % of | Change in Net Rental |  % Change in       |   % Change in
                                                # of    YTD same- |      Income (1)      | Realized RPSF (2)  |   Occupied sq. ft.
Market                                     Facilities   store NOI |      QTD       YTD   |     QTD     YTD    |     QTD      YTD
====================================================================================================================================
Los Angeles-Riverside-Orange County, CA           46        18.4% |     10.5%      9.4%  |    11.3%    9.7%   |    (0.7%)   (0.3%)
New York-N. New Jersey-Long Island, NY            25        14.9% |      6.9%      7.0%  |     7.5%    8.7%   |    (0.6%)   (1.6%)
Washington-Baltimore, DC-MD-VA-WV                 19         9.5% |      5.3%      4.6%  |     6.0%    6.3%   |    (0.7%)   (1.6%)
Miami-Fort Lauderdale, FL                         15         6.5% |      9.1%      7.1%  |     6.1%    8.6%   |     2.8%    (1.4%)
Philadelphia-Wilm-Atlantic City, PA-NJ            14         4.1% |      4.0%      3.7%  |     5.3%    5.7%   |    (1.2%)   (1.9%)
San Francisco-Oakland-San Jose, CA                 8         3.2% |      5.4%      3.2%  |     6.0%    5.7%   |    (0.6%)   (2.4%)
Detroit, Ann Arbor-Flint, MI                      11         3.1% |      7.8%      8.6%  |     7.0%    7.8%   |     0.7%     0.8%
Dallas-Forth Worth, TX                            10         3.1% |      8.0%      4.5%  |     8.6%    4.3%   |    (0.5%)    0.2%
Phoenix,-Mesa, AZ                                 14         3.0% |      4.0%      4.1%  |     5.4%    6.1%   |    (1.3%)   (1.9%)
San Diego, CA                                      6         2.7% |     11.3%      8.2%  |    10.9%    9.4%   |     0.3%    (1.1%)

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2)  Rent Per Square Foot.


External Growth

Acquisitions
We acquired four self-storage facilities for $22.2 million during the third quarter of 2000. Three of the facilities acquired were formerly franchised properties located in Memphis, Tennessee, Queens, New York, and Brandon, Florida. The fourth facility acquired was from an unrelated third party, and is located in Chicago, Illinois. For the nine months ended September 30, 2000, a total of five self-storage facilities have been acquired at a cost of $25.3 million. Although we own these facilities, we expect that the majority of property acquisitions transacted throughout the remainder of the year, and in 2001, will be through the General Electric Capital Corporation ("GE Capital") Acquisition Venture.

New Development and Expansion
The following newly developed and expanded facilities were opened in the first three quarters of 2000:


                                             Developments                                  Expansions
                                Number of        Expected    Net Rentable     Number of      Expected    Net Rentable
Quarter ended                  Facilities      Investment     Square Feet    Facilities    Investment     Square Feet
----------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 2000                          -        $      -               -             4      $  4,814              86
June 30, 2000                           3          15,059             206             3         3,702              53
September 30, 2000                      -               -               -             1         1,434              23
                              ----------------------------------------------------------------------------------------
Total year-to-date                      3        $ 15,059             206             8      $  9,950             162
                              ========================================================================================


In addition to these projects, we are continuing with the development and expansion of other facilities within the REIT. The following chart summarizes the details of these projects as well as our expansion projects under construction or in construction planning as of September 30, 2000:


                                                           Square      Expected   Investment     Remaining
                                               # of Prop.    Feet    Investment      to Date    Investment
   --------------------------------------------------------------------------------------------------------
   (amounts in thousands except for number of facilities)
   Total development in process                       7       613      $ 51,231     $ 32,018     $  19,213
   Total expansions in process                       20       507        31,337        8,649        22,688
                                            ---------------------------------------------------------------
   Total                                             27     1,120      $ 82,568     $ 40,667     $  41,901
                                            ===============================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                       --------------------------------------------------------------------------------------------
                        4th Qtr 00   1st Qtr 01    2nd Qtr 01   3rd Qtr 01   4th Qtr 01   Thereafter         Total
                       --------------------------------------------------------------------------------------------
(amounts in thousands)
Development                $ 4,077     $ 23,786      $ 10,068      $     -      $     -     $ 13,300      $ 51,231
Expansions                     880        2,337        11,249        6,108       10,763            -        31,337
                       --------------------------------------------------------------------------------------------
Total                      $ 4,957     $ 26,123      $ 21,317      $ 6,108      $10,763     $ 13,300      $ 82,568
                       ============================================================================================


With the GE Capital Development Venture in place, we are not anticipating starting a significant number of new development projects within the REIT for the remainder of this year, or in 2001.

Financing

As previously noted, during the fourth quarter of 1999, we formed two joint ventures with GE Capital, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of our new acquisition and development through 2001 through the GE Ventures. We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of September 30, 2000, the GE Development Venture had invested $34.8 million, of which $6.6 was funded through advances and investments by the Company. The GE Acquisition Venture had invested $33.9 million as of September 30, 2000, of which $6.5 was funded through advances and investments by the Company.

In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. In the third quarter of 2000, the GP completed the repurchase program. A total of 1.402 million common shares have been repurchased, or approximately 5% of the outstanding common shares at December 1, 1999, at an average price of approximately $30 per share, representing a total purchase price of $42.1 million. The GP funded the repurchases with proceeds from the repurchase of a similar amount of its General Common Partnership Units by the Company.

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

Results of Operations

The following table reflects the profit and loss statement for the quarter ended September 30, 2000 and September 30, 1999, and for the nine months ended September 30, 2000 and September 30, 1999, based on a percentage of total revenues and is used in the discussion that follows:


                                     Three months ended  |  Nine months ended
                                       September 30,     |    September 30,
                                      2000      1999     |   2000       1999
--------------------------------------------------------------------------------
                                                         |
Revenue                                                  |
Rental and other property income        96.4%     97.4%  |     96.6%      98.2%
Service income                           1.2%      1.0%  |      1.9%       0.7%
Other income                             2.4%      1.6%  |      1.5%       1.1%
                                    --------------------------------------------
Total Income                           100.0%    100.0%  |    100.0%     100.0%

Expenses                                                 |
Property operations                     23.8%     23.0%  |     24.2%      24.0%
Taxes                                    8.4%      8.4%  |      8.4%       8.3%
Cost of Providing Services               1.4%      0.8%  |      1.7%       0.6%
General and administrative               5.8%      5.5%  |      5.0%       5.8%


Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the third quarter and for the nine months ended September 30, 2000.

                                                   Three months     Three months     Nine months       Nine months
                                                          ended            ended           ended             ended
                                                  September 30,    September 30,   September 30,     September 30,
                                                           2000             1999            2000              1999
                                                -------------------------------------------------------------------
     Rental Income                                   $   66,926       $   61,824     $   188,177       $   182,671
     Other Property Specific Income                       1,120              992           3,158             2,953
                                                -------------------------------------------------------------------
     Total Rental and Other Property Income          $   68,046       $   62,816     $   191,335       $   185,624
                                                ===================================================================


Rental and other property income increased $5.2 million, or 8.3%, in the quarter ended September 30, 2000 compared to the same period in 1999, and increased $5.7 million, or 3.1%, in the nine months ended September 30, 2000 compared to the same nine months in 1999. The primary contributors to the increase in rental and other property income are summarized in the following table.

Rental Income Growth in 2000 over 1999 for comparable periods ended September 30 (in thousands)

                                        Three months ended September 30      |  Nine months ended September 30
                                    ------------------------------------------------------------------------------
                                         Before                              |     Before
                                      Late fees     Late fees         Total  |  Late fees   Late fees       Total
                                    ------------------------------------------------------------------------------
                                                                             |
2000 acquisitions                      $    703     $      33     $     736  |  $     716     $    33     $   749
2000 developments                           194             3           197  |        244           3         247
                                                                             |
1999 acquisitions                           630           (22)          608  |      6,073          78       6,151
1999 developments                           812            16           828  |      2,118          40       2,158
1999 dispositions                          (264)           (9)         (273) |    (10,740)        (75)    (10,815)
Same-store facilities                     3,383        (1,411)        1,972  |      7,933      (4,145)      3,788
                                                                             |
Other lease-up, expansion and                                                |
  and development facilities                                                 |
                                          1,225           (63)        1,162  |      4,333        (899)      3,434
                                    ------------------------------------------------------------------------------
                                       $  6,683     $  (1,453)    $   5,230  |  $  10,677     $(4,965)    $ 5,712
                                    ------------------------------------------------------------------------------

The one-time impact of our change in late fee policy, as described in our Form 10-K for the year ended 1999, produced an unfavorable $1.5 million variance in late fee revenue in the third quarter of 2000, as compared to the same period in 1999, or approximately a 38.1% decrease. For the nine months ended September 30, 2000 compared to the same period in 1999, there was an unfavorable change of $5.0 million in late fee revenue, or a 45.0% decrease. We expect third quarter trends in late fees to continue into the fourth quarter of 2000. Rental and other property income also declined as compared to the same period in 1999 due to 1999 property dispositions, most notably the 32 properties contributed to the joint venture with Fidelity Management Trust Company in the second quarter of 1999. Revenues lost from these disposed properties totaled $264 thousand for the quarter and $10.7 million for the nine months ended September 30.

These reductions in rental and other property income were partially offset by increases due to acquisition and development activity. Rental and other property income was generated by 2000 acquisitions, $703 thousand for the quarter and $716 thousand for the nine months ended September 30, 2000, and 2000 developed properties, $194 thousand for the quarter and $244 thousand for the nine months ended September 30, 2000. There were also revenue increases relating to 1999 acquisitions, $630 thousand for the quarter and $6.1 million for the nine months ended September 30, and to 1999 developments, $812 thousand for the quarter and $2.1 million for the nine months ended September 30. These two groups of properties were held for the full quarter and nine months in 2000, versus partial periods in 1999. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-1999 developments): $1.2 million for the quarter and $4.3 million for the nine months ended September 30.

The remaining $3.4 million growth for the quarter and $7.9 million for the nine months ended September 30 occurred in Same-Store Facilities. For the quarter, this was caused by an approximate 7.2% increase in realized rent per square foot, from $10.36 in 1999 to $11.11 in 2000, partially offset by a slight decrease in physical occupancy, from 87.6% in 1999 to 87.3% in 2000. For the nine months ended September 30, this Same-Store growth was caused by an approximate 6.5% increase in realized rent per square foot, from $10.15 in 1999 to $10.81 in 2000, partially offset by a slight decrease in physical occupancy, from 86.3% in 1999 to 85.7% in 2000.

Service income increased by $250 thousand from the third quarter of 1999 to the same period in 2000, and by $2.4 million from the first nine months of 1999 to the same period in 2000. Service income also grew as a percentage of total revenue: from 1.0% in 1999 to 1.2% in 2000 in the third quarter; and from 0.7% in 1999 to 1.9% in 2000 for the nine months ended September 30. The bulk of the increases, $114 thousand for the quarter and $1.7 million for the nine months ended September 30, is due to the service fees received from the GE Capital Ventures. The ventures had no activity until March 2000, so there are no comparable general contractor, development or acquisition fees for 1999. The remaining increase is due to management fees, $136 thousand for the quarter and $715 thousand for the nine months ended September 30, as a result of an increased number of managed and franchised facilities paying fees to the Company. There were 96 such properties as of September 30, 1999, compared to 119 as of September 30, 2000.

                                Three months    Three months      Nine months       Nine months
                                       ended           ended            ended             ended
                               September 30,   September 30,    September 30,     September 30,
                                        2000            1999             2000              1999
                             -------------------------------------------------------------------
Management fees                    $     772       $     636       $    2,070        $    1,355
General Contractor fees                    -               -              633                 -
Development fees                         114               -              779                 -
Acquisition fees                           -               -              277                 -
                             -------------------------------------------------------------------
Total service income               $     886       $     636       $    3,759        $    1,355
                             ===================================================================

Other income  consists  solely of our  proportionate  share of the net income of equity investments including joint ventures and Franchise. Other income increased by $654 thousand from the third quarter of 1999 to the same period in 2000, and increased by $1.0 million from the first nine months of 1999 to the same period in 2000. The quarterly change is primarily due to a gain recorded by Franchise from the sale of a development land parcel during the third quarter of 2000, approximately $791 thousand after accrued taxes. The year to date increase of $1.0 million is due to this gain on Franchise coupled with increased income arising from our investment in the Fidelity Venture. As the Fidelity Venture was formed in June 1999, only four month's income was recorded as of September 1999, compared to a full nine months in 2000.

As a percentage of revenues, cost of property operations and maintenance increased from the third quarter of 1999 to the same period in 2000, from 23.0% to 23.8%, and increase of 0.8%. Actual expenses rose $2.0 million, from $14.8 million in 1999 to $16.8 million in 2000. For the nine months ended September 30, cost of property operations and maintenance as a percentage of revenues increased slightly, from 23.9% in 1999 to 24.2% in 2000, reflecting a $2.8 million expense increase, from $45.2 million in 1999 to $48.0 million in 2000.

The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. These departments started operations in 1999, and had gradually increasing expenses as staffing progressed. Comparatively, year 2000 contains expenses for two mature departments for a full quarter and for a full nine months. Health insurance expense also showed a significant increase, due to increased claims and participating employees, following what we believe is a national trend. We expect this trend to continue, and estimate a 15% to 20% increase in health insurance costs for 2001. 2000 property and liability insurance costs were also significantly higher than in 1999. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. Premiums over the twelve month period will be approximately $500 thousand higher that those that were in place under the previous policy. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999.

Tax expense as a percentage of revenues remained constant at 8.4% for the third quarter of 1999 and 2000, but showed a slight increase for the nine months ended September 30, 2000 as compared to the same nine months in 1999, 8.4% versus 8.3%. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend has been negated throughout the first nine months of 2000 by the impact of property tax reassessments on a number of our larger facilities.

During the second quarter of 2000, the State of Tennessee passed legislation that granted REITs relief from a 1999 enacted law that subjected limited partnerships and limited liability corporations to the state's excise and franchise tax (the "Tennessee Tax"). The legislation is retroactive to the beginning of the year and will substantially eliminate the applicability of the Tennessee Tax to us. During 1999, we incurred approximately $600 of expense associated with such tax.

Costs of providing services increased from $485 thousand in the third quarter of 1999 to $1.0 million in the same period in 2000, and increased as a percentage of revenues from 0.8% to 1.4%. For the nine months ended September 30, costs of providing services increased from $1.2 million in 1999 to $3.3 million in 2000, and increased as a percentage of revenues from 0.6% to 1.7%. This was due primarily to the new services provided in 2000, general contracting, development and acquisition services, and their corresponding costs. The costs of providing management services also increased as 23 more managed properties were added to the Storage USA system between September 30 of 1999 and 2000.

General and administrative expenses ("G&A") as a percentage of revenues increased from 5.5% in the third quarter of 1999 to 5.8% for the same period of 2000, indicative of a G&A expense increase from $3.5 to $4.1 million between the two periods. Consulting fees relating to our e-commerce initiative impacted the third quarter G&A growth. We moved into our new corporate offices in Memphis, Tennessee in October. As a result, we anticipate a quarterly increase in rent expense of approximately $300 thousand, commencing with the fourth quarter of 2000, and continuing throughout the term of the lease. G&A expenses as a percentage of revenues decreased from 5.8% for the first nine months of 1999 to 5.0% for the comparable period in 2000, indicative of an expense decrease from $11.0 to $10.0 million between the two periods. Contributing substantially to these decreases in expense was the classification in 2000 of development, construction and acquisition department overhead as part of the cost of providing services, as well as continued benefits in 2000 from various cost containment programs and lower management bonus accruals in 2000 compared to 1999.

Depreciation and amortization expense increased from $8.7 million in the third quarter of 1999 to $10.1 million for the same period in 2000. For the nine months ended September 30, depreciation and amortization expense increased from $26.0 in 1999 to $29.4 million in 2000. This was due to a $71.1 million increase in depreciable assets since September 30, 1999.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:

                                        Three months      Three months      Nine months        Nine months
                                                ended             ended            ended              ended
                                        September 30,     September 30,    September 30,      September 30,
                                                 2000              1999             2000               1999
                                      ----------------------------------------------------------------------
          Interest income                   $   3,372         $   3,485       $   10,046          $   9,787
          Interest expense                    (15,561)          (14,017)         (44,760)           (41,582)
                                      ----------------------------------------------------------------------
          Interest expense, net             $ (12,189)        $ (10,532)      $  (34,714)         $ (31,795)
                                      ======================================================================
          Capitalized interest:             $   1,339         $     925       $    3,923          $   3,086


Interest  expense  grew $1.6  million  from the  third  quarter  of 1999,  $14.0 million, to the same period in 2000, $15.6 million. For the nine months ended September 30, interest expense increased $3.2 million, from $41.6 in 1999 to $44.8 million in 2000. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $925 thousand in the third quarter of 1999 and $3.1 million for the nine months ended September 30, 1999, and $1.3 million and $3.9 million for the comparable periods in 2000.


                                 Three months ended September 30,       |     Nine months ended September 30,
                            ---------------------------------------------------------------------------------------
                                    2000                  1999          |        2000                 1999
                            ---------------------------------------------------------------------------------------
                                          Wtd Avg               Wtd Avg |             Wtd Avg              Wtd Avg
                                 Wtd Avg Interest      Wtd Avg Interest |   Wtd Avg  Interest     Wtd Avg Interest
Debt                           Borrowing     Rate    Borrowing     Rate | Borrowing      Rate   Borrowing     Rate
-------------------------------------------------------------------------------------------------------------------
                                                                        |
Notes payable                    600,000    7.37%      600,000    7.37% |   600,000     7.37%     600,000    7.37%
Lines of credit                  170,629    7.88%       85,508    6.51% |   146,285     7.60%      92,963    6.81%
Mortgages payable                 68,119    7.50%       64,114    7.50% |    69,043     7.50%      65,885    7.50%
Leases & other borrowings         42,528    7.50%       47,126    7.50% |    42,714     7.50%      47,486    7.50%


Interest income decreased $113 thousand from the third quarter of 1999 to the same period in 2000, from $3.5 million in 1999 to $3.4 million in 2000. For the nine months ended September 30, interest income increased $259 thousand, from $9.8 million in 1999 to $10.0 million in 2000. The third quarter decrease was due to $460 thousand in interest income recorded in 1999 relating to restricted escrow funds from the Fidelity transaction. This decrease was partially offset by interest income growth resulting from additional advances to Franchisees since September 30, 1999. For the nine months ended September 30, a portion of the $259 thousand increase from 1999 to 2000 is due an increase in the prime rate, and consequently the interest rates on any Franchisee loans tied to the prime rate. The remainder of the increase is from interest earned on amounts outstanding under the GP's 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000. $415 thousand of that gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and the remaining $180 to adjustments from the resolution of contingencies on prior period dispositions.

Liquidity and Capital Resources

Cash provided by operating activities was $76.7 million during the nine months ended September 30, 2000 as compared to $83.8 million during the same period in 1999. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $23.8 million during the first nine months of 2000 for the acquisition and improvement of self-storage facilities compared to $83.3 million during the same period in 1999. $11.6 million of the $23.8 million for 2000 represents our five acquired facilities. An additional $203 thousand in Partnership Units and $13.7 million in assumed loans to former Franchisees consummated the acquisitions. The remaining $12.2 million reflects improvements to existing self-storage facilities. The 1999 acquisition activity reflects the reinvestment of proceeds from the Fidelity transaction discussed below. We also received $21.7 million in proceeds from the sale/exchange of storage facilities in the first nine months of 2000 consisting of: $1.0 million from the sale of two self-storage facilities in Indiana; $19.9 million from the transfer of nine development projects to the GE Capital Development Venture; $463 thousand from the sale of another non-operating development project to a franchisee; and $332 thousand from the sale of vacant land adjacent to one of our operating facilities. As part of the GE Capital transaction, we also received a 25% equity interest in the Development Venture valued at $6.5 million. In the sale of the non-operating project to one of our franchisees, we accepted a $2.2 million note and received the balance of the sales price in cash. In the first nine months of 1999, we received $140.8 million in proceeds from the sale/exchange of storage facilities, mostly from the Fidelity transaction.

In addition to improvements, we invested $29.7 million for the development and construction of self-storage facilities in the nine months ended September 30, 2000, compared to $48.2 million for the same time period in 1999. There were 7 newly developed facilities and 20 expansions of existing facilities in processs. The total budget for these facilities is $82.6 million, of which $41.9 million remains to be invested. We invested $13.4 million in advances and investments in real estate during the first nine months of 2000, compared to $27.0 million one year ago. In 2000, we have invested $8.2 million in cash in the GE Capital Ventures, and provided $5.2 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as five repaid their loans during the nine months ended September 30, 2000, generating $7.9 million in cash. We received an additional $3.7 million from the GE Acquisition Venture, reflecting reimbursement for previous advances made to that Venture. We have $7.2 million of loan commitments to franchisees to fund as of September 30, 2000. Additionally, we expect to invest approximately $650 thousand as part of our required equity contributions in the GE Capital Joint Ventures during the remainder of 2000.

Sometimes we acquire facilities in exchange for Partnership Units. The Partnership Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Partnership Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Partnership Units. At September 30, 2000 we had 3.4 million Partnership Units outstanding, of which the following Partnership Units were redeemable:

o 82 thousand Partnership Units for an amount equal to the fair market value ($2.5 million, based upon a price per Partnership Unit of $30.50 at September 30, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o   3.3 million  Partnership  Units for amounts  equal to the fair market  value
    ($101.9 million, based upon a price per Partnership Unit of $30.50 at September 30, 2000) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Partnership Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of the GP's common stock issued upon redemption of Partnership Units under the Securities Act of 1933.

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

During the nine months ended September 30, 2000, the GP repurchased 1.152 million shares of its common stock at a total cost of $34.9 million, under its stock repurchase plan. The plan was completed during the quarter, with a total of 1.402 million shares purchased under the plan. The 1.402 million shares were purchased at an average price of $30 per share, representing a total purchase price of $42.1 million.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At September 30, 2000, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the nine months ended September 30, 2000 of $66.8 million, compared to $16.6 million for the same period in 1999. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating, and maturing on March 31, 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2001, and is renewable at that time.

We paid approximately $64.2 million in distributions during the first nine months of 2000, $56.9 million to the general partner, $7.3 million to limited partners and $64 thousand to minority interests. This compares to a total $62.5 million in distributions for the same period in 1999, $55.2 million to the general partner, $7.3 million to limited partners and $57 thousand to minority interests. The GP increased its dividend to common shareholders 3% between the two periods, from $.67 to $.69 per share. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends. Preferred unit dividends also increased from 1999 to 2000, from $3.9 million to $4.3 million for the nine months ended September 30.

Through the first nine months of 2000, we incurred approximately $1.4 million for scheduled maintenance and repairs and approximately $2.5 million to conform facilities acquired from 1994 to 1999 to our standards. In the fourth quarter of 2000, we expect to incur an additional $600 thousand for scheduled maintenance and repairs plus an additional $800 thousand to conform facilities to our standards. In the second quarter of 2000, we committed to several new leases relating to our corporate headquarters office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $2.7 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $0.8 million annually from such subleases.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital Joint Ventures, and dividend and distribution requirements. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.


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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the nine months ended September 30, 2000 would have increased by approximately $274 thousand, based on average outstanding balances during that period.


Funds from Operations ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which effective January 1, 2000, includes non-recurring results of operations, except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months and nine months ended September 30, 2000 and September 30, 1999.

                                                              Three Months     Three Months      Nine Months     Nine Months
                                                                     Ended            Ended            Ended           Ended
         Funds from Operations Attributable                  September 30,    September 30,    September 30,   September 30,
         to Common Unit holders:                                      2000             1999             2000            1999
                                                          ----------------- ---------------- ---------------- ---------------
         (in thousands, except per unit data)

         Net Income Attributable to Common Unitholders          $   18,984       $   19,716        $  52,572       $  53,859

         Loss/(Gain) on Sale of Assets*                                 15             (481)            (578)           (344)
         Total Depreciation and Amortization                        10,113            8,673           29,403          26,046
         Depreciation from Unconsolidated Entities                     350              143              686             191
         Less Depreciation of Non-Revenue Producing
           Property                                                 (1,060)            (768)          (2,972)         (1,932)
                                                          ----------------- ---------------- ---------------- ---------------

         FFO attributable to common unitholders                 $   28,402       $   27,283        $  79,111       $  77,820
                                                          ================= ================ ================ ===============


*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.


During the third quarter of 2000, the GP declared a dividend per share of $0.69, which is an increase of 3.0% over the second quarter 1999 dividend of $0.67. To date, $2.07 per share in dividends have been declared, compared to $2.01 in 1999, again a 3.0% increase. The Company has declared a quarterly distribution per unit at the same rate as the GP's quarterly dividend. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


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

On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., Case No 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, Index No. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it. The Company has opposed the Motion for Class Certification filed by the Plaintiff, but as of November 14, 2000, the Court has not ruled on the Motion.

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


Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases and our recently revised late fee policy on our revenue growth, (c) our 2000 and 2001 anticipated revenues, expenses and returns, (d) future capital requirements, (e) sources of capital, and (f) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

o Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
o   Competition  for  development  sites  could  drive  up  costs,   making  it
    unfeasible for us to develop properties in certain markets.
o Increased development of new facilities in our markets could result in over-supply and lower rental rates. o Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could change, materially affecting the results of operations.
o   The conditions affecting the bank, debt and equity markets could change.
o The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
o Competition could increase, adversely affecting occupancy and rental rates, thereby reducing our revenue.
o Costs related to compliance with laws, including environmental laws could increase, reducing our net income.
o General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.

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

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 24.


Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2000, we issued units of limited partnership interest in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

          Date of                                  Units        Approximate
          Issuance                                Issued              Value
          ------------------------------------------------------------------

          July 10, 2000                            5,704       $ 203,233.52
          September 25, 2000                      34,070         999,955.00
                                          ----------------------------------
          Total                                   39,774     $ 1,203,188.52
                                          ==================================


The Units were issued in private placements exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 to various owners of self-storage facilities. Beginning one year after their issuance, each Partnership Unit is redeemable for cash equal to the market value of one share of Common Stock in the GP at the time of redemption or, at our option, one share of Common Stock in the GP.


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1 Letter Agreement, dated July 7, 2000, between Security Capital Group Incorporated and the GP.

         Exhibit 27 - Financial Data Schedule


b.       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Dated: November 14, 2000

                                    SUSA Partnership, L.P.
                                    By Storage USA, Inc.,
                                    General Partner



                             By:    /s/ Christopher P. Marr
                                    --------------------------------------
                                    Christopher P. Marr
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

10.1 Letter Agreement, dated July 7, 2000, between Security Capital Group Incorporated and the GP.

27                   Financial Data Schedule