Form 10-K
period 2000-12-31
SUSA PARTNERSHIP LP
filed 2001-03-30
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ________to________
                        Commission file number 001-12403

                             SUSA Partnership, L.P.
             (Exact name of registrant as specified in its charter)

                Tennessee                                62-1554135
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization
       175 Toyota Plaza, Suite 700                          38103
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
    SUSA Partnership, L.P.                      New York Stock Exchange
 7.12% Notes Due November 2003
    SUSA Partnership, L.P.                      New York Stock Exchange
  8.2% Notes Due June 2017
    SUSA Partnership, L.P.                      New York Stock Exchange
 7.0% Notes Due December 2007
    SUSA Partnership, L.P.                      New York Stock Exchange
 7.5% Notes Due December 2027
    SUSA Partnership, L.P.                      New York Stock Exchange
   6.95% Notes Due July 2006
    SUSA Partnership, L.P.                      New York Stock Exchange
   7.45% Notes Due July 2018


        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the partnership units by non-affiliates of the registrant was approximately $111,439,881 as of January 31, 2001, based on 3,369,818 units held by non-affiliates of the registrant and based upon the closing price of $33.07 for Storage USA, Inc.'s common stock on the New York Stock Exchange.

                                    3,369,818
(Number of units of limited partnership interest outstanding,  as of January 31,
2001)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Storage USA, Inc. definitive proxy statement to be filed with respect to the 2001 Annual Meeting of Shareholders.

                                             TABLE OF CONTENTS

Item         Description                                                                              Page
----         -----------                                                                              ----


                                                   PART I
1.           Business                                                                                    3
2.           Properties                                                                                  8
3.           Legal Proceedings                                                                           9
4.           Submission of Matters to a Vote of Security Holders                                        10


                                                  PART II

5.           Market for the Registrant's Common Equity and Related Stockholder Matters                  10
6.           Selected Financial Data                                                                    11
7.           Management's Discussion and Analysis of Financial Condition and Results of                 11
             Operations
7A.          Quantitative and Qualitative Disclosure About Market Risk                                  21
8.           Financial Statements and Supplementary Data                                                21
9.           Changes and Disagreements with Accountants on Accounting and Financial                     21
             Disclosure


                                                  PART III

10.          Directors and Executive Officers of the Registrant                                         21
11.          Executive Compensation                                                                     21
12.          Security Ownership of Certain Beneficial Owners and Management                             22
13.          Certain Relationship and Related Transactions                                              22


                                                  PART IV

14.          Exhibits, Financial Statements Schedules and Reports on Form 8-K                           22

                                     PART I


Item 1.    Business

General

     SUSA Partnership, L.P. (the "Company" and the "Partnership") was formed by Storage USA, Inc. (the "GP"), general partner and holder of approximately 89% of the interest therein, to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. We are the second largest owner and operator of self-storage space in the United States. At December 31, 2000, we owned 409 facilities containing 27.6 million net rentable square feet and managed 124 facilities for others (including 59 franchises) containing an additional 8.4 million net rentable square feet. Our owned and managed facilities are located in 31 states and the District of Columbia. The GP is structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through the Partnership. Under this structure, we are able to acquire self-storage facilities in exchange for units of limited partnership interest, which permits the sellers to partially defer taxation of capital gains.
     In 1996, we formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. As of December 31, 2000, the Partnership owned 100% of the non-voting common stock of Franchise, and had a 97.5% economic interest in Franchise. The Partnership accounted for Franchise under the equity method and included its share of the profit or loss of Franchise in Other Income. On January 2, 2001, the Partnership acquired all of the outstanding voting stock of Franchise. Accordingly, the Partnership will consolidate Franchise for accounting purposes beginning in 2001.

Business Strategy

     Our business strategy involves a balanced combination of internal growth generated from our existing portfolio and external growth generated from the acquisition, development and franchising of new properties. Our internal growth strategy is to pursue an active leasing policy. This includes marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. In pursuing opportunities to expand the number of facilities in our system, we primarily seek to add facilities in those metropolitan areas in which we operate. We also selectively enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. Our intention is to acquire or develop facilities that have strong retail characteristics and that are attractively designed. By developing new facilitates, we believe long-term returns can be provided that could exceed returns achieved by acquired facilities and we are able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may, in some instances, provide long-term returns greater than those available in typical suburban markets. We expect that our external growth strategy will continue to focus on a combination of on-balance sheet and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

Significant Developments During 2000

o On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia, respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect affiliates of Security Capital Group Incorporated. These options were not exercised as of December 31, 2000.
o Commencing May 1, 2000, we began offering our customers direct access to tenant insurance, which insures their goods against described perils, in all of our facilities. The net profits from the premiums written during 2000 accrued to the benefit of a charitable trust established by the Company. The Real Estate Investment Trust ("REIT") provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") became effective January 2, 2001, allowing income from "non-customary" services for taxable REIT subsidiaries. In accordance with this change in the law, profits from premiums written subsequent to 2000 will accrue to the benefit of a taxable REIT subsidiary wholly owned by the Partnership, in this case Storage USA Franchise Corp ("Franchise").
o On July 7, 2000, the GP, the Partnership and Security Capital Group Incorporated ("Security Capital"), the U.S. based advisor to Security Capital U.S Realty ("U.S. Realty"), agreed that Security Capital's acquisition of the GP's common stock owned by U.S Realty would not be a "prohibited transfer" under the Strategic Alliance Agreement previously entered into by the Company and U.S Realty (see Strategic Alliance with Security Capital discussion for further details) and that in the event of such acquisition, Security Capital would be bound by the terms of the Strategic Alliance Agreement. Security Capital agreed, among other things, that in the event of such an acquisition, the standstill provisions of the Strategic Alliance Agreement would be extended from June 5, 2003 to December 4, 2004. On January 16, 2001, SC Realty
         Corporation, an indirect wholly-owned subsidiary of Security Capital acquired all shares of the GP's common stock that were owned by U.S Realty.

Strategic Alliance with Security Capital

     On March 19, 1996, the GP and the Partnership entered into a Strategic Alliance Agreement with Security Capital US Realty ("US Realty), which was subsequently amended. The Strategic Alliance Agreement, among other things, permits US Realty to purchase up to 42.5% of the GP's common stock and to participate in certain offerings of the GP's equity securities. At January 19, 2001, US Realty owned 43.5% of the GP's common stock. The incremental 1% of ownership above the agreed limit is the result of the GP's stock repurchase plan, which reduced the total number of outstanding shares by approximately 5%, thereby increasing U.S. Realty's proportionate ownership. On January 16, 2001, SC Realty Corporation, an indirect wholly-owned subsidiary of Security Capital acquired all shares of the GP's common stock that were owned by U.S Realty. Under a July 7, 2000 letter agreement, the GP agreed to permit this transaction, provided that Security Capital agreed to be bound by the Strategic Alliance Agreement and that, among other things, the standstill provisions of that agreement were extended from June 5, 2003 to December 4, 2004.
     The Strategic Alliance Agreement places several restrictions on the GP. Pursuant to the Strategic Alliance Agreement, and until the first to occur of:
(A) December 4, 2004,  which can be extended;  and
(B) the first date following the date on which Security Capital's ownership of the GP's common stock has been below 20% of the outstanding shares of common stock for a continuous period of 180 days, we may not:

        o incur total indebtedness in an amount exceeding 60% of the value of our total assets (which is deemed to be equal to the market value of our outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)),

        o own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of our real estate assets at cost,

        o terminate the GP's eligibility for treatment as a REIT for federal income tax purposes.

     Security Capital is restricted from acquiring more than 43.5% of the GP's common stock without its consent. Security Capital is also restricted from certain other activities with respect to the GP including, among others, a restriction on selling the GP's common stock until December 4, 2004 (provided it owns at least 20% of the GP's common stock,) except pursuant to transfers in compliance with Rule 144 of the 1933 Securities Act, transfers pursuant to a negotiated transaction with a third party that would not own more than 9.8% of the outstanding shares and transfers to its affiliates, or to banks or similar institutions for purposes of securing a loan. These restrictions lapse if the GP, among other things, defaults under the Strategic Alliance Agreement, another investor acquires more than 9.8% of the GP's outstanding common stock or other similar events occur.
     We believe that these limitations are generally consistent with our operating strategies and do not believe that they will materially restrict our operations or have a material adverse effect on our financial condition or results of operations, though there can be no assurance that they will not do so in the future.

Competition

     Competition from other self-storage facilities exists in every market in which our facilities are located. We principally face competitors who seek to attract tenants primarily on the basis of lower prices. However, we usually do not seek to be the lowest price competitor. Rather, based on the quality of our facilities and our customer service-oriented managers and amenities, our strategy is to lead particular markets in terms of prices.
     We monitor the development of self-storage facilities in our markets. We have facilities in several markets where we believe overbuilding has occurred, including the following:
        o Nashville, TN (represents 2.4% of the Company's total portfolio square footage "sq. ft.")
        o       Las Vegas, NV (represents  2.1% of the Company's total portfolio
                sq. ft.)
        o Albuquerque, NM (represents 1.6% of the Company's total portfolio sq. ft.)
        o       Atlanta,  GA (represents  1.5% of the Company's  total portfolio
                sq. ft.)
        o West Palm Beach, FL (represents 0.9% of the Company's total portfolio sq. ft.)
        o Salt Lake City, UT (represents 0.4% of the Company's total portfolio sq. ft.)
     In these markets we may experience a minimal reduction in Physical Occupancy and less growth in rental rates than other markets. As a result of the geographic diversity of our portfolio, we do not expect the potential for excess supply in these markets to have a significant impact on our financial condition or results of operations.
     We are the second largest self-storage operator, with 36.3 million square feet in 410 owned and 130 managed (including 59 franchises) facilities as of February 20, 2001. There are three other significant publicly traded REITs and numerous private and regional operators. These other companies may be able to accept more risk than we can prudently manage. This competition may reduce the number of suitable acquisition opportunities offered to us and increase the price required to acquire particular facilities. Further, we believe that competition could increase from companies organized with similar objectives. Nevertheless, we believe that the operations, development, and financial experience of our executive officers and directors along with our customer-oriented approach to management of self-storage facilities should enable us to compete effectively.

Inflation

     We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at our facilities allow for monthly rent increases, which provide us with the opportunity to achieve increases in rental income.

Seasonality

     Our revenues typically have been higher in the third and fourth quarter primarily because we increase our rental rates on most of our storage units at the beginning of May. This also occurs to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring, summer, and early fall months due to greater incidence of persons moving during those periods. Accordingly, a greater percentage of our customers come to us as a result of moving. We believe that our tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect our results of operations.

Employees

     All persons referred to as our employees are employees of the Partnership or our subsidiaries (e.g. Franchise). As of December 31, 2000, we employed approximately 2,017 employees, of whom approximately 306 were employed part-time (fewer than 30 hours per week) on a regular basis. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Trademarks and Service Marks

     We use a number of service marks including "Storage USA," "Total Satisfaction Guaranteed" and "PropertyMax." The service marks and copyright registrations associated with our business expire over various periods of time, beginning in 2004. We intend to defend vigorously against infringement of our service marks and copyright registrations.

Governmental Regulation

     The conduct of the self-storage business is regulated by various federal and state laws, both statutory and common law, including those relating to the form and content of rental agreements for individual storage spaces and requirements relating to collection practices and imposition of late fees. Franchise is subject to certain Federal and state laws, regulating the sale of franchises and other practices with respect to the franchisor/franchisee relationship. Taxation of Real Estate Investment Trusts ("REIT") is subject to governmental regulation and interpretation of the Internal Revenue Code. The provisions are discussed in greater detail below in "Qualification as a Real Estate Investment Trust." Development of self-storage facilities is impacted by governmental authorities at the local level on matters such as land use and zoning, which can restrict the availability of land for development. However, we do not believe any of these restrictions will have a material impact on the Company.

Qualification as a Real Estate Investment Trust

     The GP operates and intends to continue to operate so as to qualify as a REIT under the federal income tax laws. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the GP's control may affect its ability to qualify as a REIT.
     New regulations, administrative interpretations or court decisions could adversely affect the GP's qualification as a REIT or the federal income tax consequences of such qualification. If the GP were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to shareholders in computing its taxable income. The GP also would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP also would be disqualified from taxation as a

REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the G currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.
     On December 17, 1999, the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") was signed into law. The Act includes several REIT provisions (the "REIT Provisions"). The REIT Provisions were effective January 1, 2001 and overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT provisions, the GP is allowed to own all of the stock in taxable REIT subsidiaries ("TRSs"). In addition, a TRS is allowed to perform "non-customary" services to our tenants (i.e. those types of services that would taint the rents from our tenants if provided by us). The use of TRSs, however, are subject to restrictions, including the following:
        o       no more than 20% of the REIT's  assets may consist of securities of TRSs;
        o the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT would be limited; and
        o a 100% excise tax would be imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.
     The GP and the Partnership intend to restructure ownership interests in current taxable subsidiaries and establish additional taxable subsidiaries where it will benefit them, now that the Act is effective. On January 2, 2001, the Company took its first action based upon the newly implemented REIT provisions, acquiring all of the outstanding voting stock of Franchise.
     A REIT, which complies with the Code and distributes at least 90% of its taxable income to its shareholders, does not pay federal tax on its distributed income ("90% REIT distribution test"). A REIT was required to distribute at least 95% of its taxable income to its shareholders prior to the enactment and subsequent implementation of the REIT provisions contained in the Act. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect on our qualifications as a REIT or the federal income tax consequences. If the GP were to fail to qualify as a REIT, it would not be allowed a deduction for distributions to shareholders in computing its taxable income. In this case, the GP would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the GP also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the GP currently intends to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

Environmental Matters

     We generally obtain Phase 1 environmental audits on all of our facilities from various outside environmental engineering firms. The purpose of the Phase 1 audits is to identify potential sources of contamination at these facilities and to assess the status of environmental regulatory compliance. The Phase 1 audits include the following:
        o       historical reviews of the facilities;
        o       reviews of certain public records;
        o       preliminary   investigations   of  the  sites  and   surrounding
                properties;
        o       visual inspection for the presence of asbestos;
        o       PCBs and underground storage tanks; and
        o       the preparation and issuance of a written report.
     A Phase 1 audit does not include invasive procedures, such as soil sampling or ground water analysis. In certain instances we obtain Phase 2 environmental audits or procedures in order to determine (using invasive testing) whether potential sources of contamination indicated in Phase 1 audits actually exist. While some of the self-storage facilities we have acquired have, in the past, been the subject of environmental remediation or underground storage tank removal, we are not aware of any contamination of facilities requiring remediation under current law. We will not take ownership of any acquisition facility prior to completing a satisfactory environmental review and inspection procedure. However, no assurance can be given that the Phase 1 and 2 audits have identified or will identify all significant environmental problems or that no additional environmental liabilities exist.
     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on properties. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances was in violation of a tenant's lease. Furthermore, the cost of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our facilities, we may become liable for such costs.
     The environmental audit reports received by us have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. We are not aware of any existing conditions that currently would be considered an environmental liability. Nevertheless, it is possible that these reports do not or will not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given concerning the following:
        o that future laws, ordinances or regulations will not impose any material environmental liability;
        o that the current environmental condition of the facilities will not be affected by the condition of the properties in the vicinity of the facilities (such as the presence of leaking underground storage tanks); or
        o that tenants will not violate their leases by introducing hazardous or toxic substances into our facilities. We may be potentially liable as owner of the facility for hazardous materials stored in units in violation of a tenant's lease, although to date we believe we have not incurred any such liability.
     We believe that the facilities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our present or former properties.

Executive Officers of the Registrant

     The following information relates to our executive officers:

Name and Age                              Positions and Offices Held and Principal Occupations or Employment
                                                                  During Past 5 Years
Dean Jernigan (55)                       Director since 1999, a Director of Thomas & Betts, Inc., Chairman,
                                         President and Chief Executive Officer since 1984.

Christopher P. Marr (36)                 Chief Financial Officer since August, 1998.  Senior Vice President, Finance and Accounting July 1997 to August 1998. Vice President, Financial
                                         Reporting and Controller, Storage USA, Inc., August 1994 to July 1997.
                                         Senior Manager, Coopers and Lybrand, January 1994 to August 1994.

Karl T. Haas (49)                        Executive Vice President, Operations since March 1994.

John W. McConomy (51)                    Executive Vice President, General Counsel and Secretary since August 1998.
                                         Vice President and Associate General Counsel, Harrah's Entertainment, Inc.,
                                         February 1996 to August 1998. Associate General Counsel, Harrah's
                                         Entertainment, Inc. 1991-1996.

Francis C. Brown, III (37)               Senior Vice President, E-Commerce since February 2000. Senior Vice
                                         President, Human Resources February 1998 to January 2000. Vice President,
                                         Human Resources, AutoZone, Inc. December 1993 to February 1998. Director,
                                         Communications, AutoZone, Inc. July 1991 to December 1993.

Richard B. Stern (49)                    Senior Vice President, Development and Construction since September 1999.
                                         Senior Vice President, Development from June 1996 to August 1999. Vice
                                         President/Senior Portfolio Manager, Kemper Corporation , October 1992 to
                                         January 1996.

Bruce F. Taub (43)                       Senior  Vice  President,   Acquisitions  as  of  March  2000.   Senior  Vice
                                         President, Capital Markets from January 2000 to March 2000. Senior Vice
                                         President and General Counsel,  Storage USA Franchise Corp.,  September 1998
                                         to December 1999. Partner, Shapiro and Olander, January 1991 to August 1998.


Mark E. Yale (35)                        Senior Vice President, Financial Reporting since July 1999. Vice President,
                                         Financial Reporting August 1998 through June 1999. Senior Audit Manager,
                                         PricewaterhouseCoopers LLP, January 1994 to July 1998.


Item 2.    Properties

     The following are definitions of terms used throughout this discussion of our properties:
        o "Physical occupancy" is the total net rentable square feet rented as of the date divided by the total net rentable square feet available.
        o "Economic occupancy" is determined by dividing the expected income by the gross potential income.
        o "Gross potential income" is the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed.
        o "Expected income" is the sum of the monthly rent being charged for the rented units at a facility as of the date computed.
        o "Rent Per Square Foot" is the annualized result of dividing gross potential income on the date by total net rentable square feet.
        o "Direct Property Operating Cost" means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

Self-Storage Facilities

     Our self-storage facilities offer customers fully enclosed units. The customer furnishes his/her own lock, therefore each unit is controlled only by that customer. The average size of a Company-owned facility is 67,500 square feet and contains an average of 666 units. At December 31, 2000, the average rent per square foot for our owned facilities was $12.41. The average direct expense per square foot for a Company owned facility is $2.00. According to
Self-Storage Almanac - 2001, the typical customer base for a self-storage facility is 72% residential, 19% commercial, 5% students and 4% military. At December 31, 2000, the average occupancy of the 409 facilities owned by us was 82% physical and 75% economic.
     Our self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. Computer-controlled access gates, door alarm systems and video cameras, generally protect them. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved, secure storage areas for recreational vehicles, boat and commercial vehicles. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of our tenants are individuals, ranging from high-income homeowners to college students to lower income renters, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500 to 600 tenants, with no single tenant occupying more than one to two percent of the net rentable square feet of a facility.

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

Markets

     The following  table provides  summarized  information  regarding our owned facilities,  including stabilized and non-stabilized  properties, as of December
31, 2000.
                            Number of        Available          Available     Physical       Rent per     Economic
State                      Properties            Units        Square Feet    Occupancy    Square Foot    Occupancy
-------------------------------------------------------------------------------------------------------------------
Alabama                             2              826            104,975        79.2%          $9.40        76.0%
Arizona                            18           11,412          1,100,512        77.4%         $10.47        70.9%
California                         75           55,963          5,555,815        89.2%         $13.04        80.3%
Colorado                            3            1,999            223,426        76.8%         $10.25        70.1%
Connecticut                         7            4,807            542,599        89.4%         $13.56        81.7%
Florida                            31           25,108          2,294,723        79.6%         $13.75        72.6%
Georgia                             6            3,759            438,108        73.3%          $9.31        65.5%
Illinois                            1              516             46,120        79.2%         $16.67        70.8%
Indiana                            19            8,413            981,844        77.9%          $7.87        69.3%
Kansas                              1              399             47,550        80.2%          $8.83        71.3%
Kentucky                            5            2,694            324,703        76.3%          $8.20        67.6%
Massachusetts                      13            7,209            831,560        81.3%         $12.76        72.3%
Maryland                           17           13,269          1,238,022        80.2%         $16.51        73.9%
Michigan                           14            7,934            907,797        88.4%         $11.12        80.0%
Missouri                            1              539             61,855        74.9%          $8.25        70.2%
North Carolina                      7            4,094            461,109        76.3%          $7.95        65.3%
New Jersey                         18           12,471          1,219,530        84.7%         $16.46        77.9%
New Mexico                         10            5,073            551,057        76.3%          $9.19        69.3%
Nevada                             11            6,893            761,112        77.1%          $9.68        70.4%
New York                           23           26,095          1,549,106        84.8%         $23.26        77.5%
Ohio                               25           11,152          1,524,255        76.8%          $7.95        70.2%
Oklahoma                           14            7,402            891,476        83.0%          $6.82        78.1%
Oregon                              3            2,132            203,055        83.1%         $11.91        79.3%
Pennsylvania                        9            6,636            612,074        87.3%         $13.84        80.5%
Tennessee                          37           20,531          2,481,267        73.8%          $9.44        65.7%
Texas                              21           13,011          1,472,859        83.4%         $10.50        77.2%
Utah                                2              996            136,985        83.2%          $8.12        76.3%
Virginia                           14            9,553            929,987        79.9%         $17.57        70.8%
Washington                          2            1,338            130,050        74.0%         $12.86        65.7%
                   ------------------------------------------------------------------------------------------------
                                  409          272,224         27,623,531        81.9%         $12.41        75.0%
                   ================================================================================================

Item 3.    Legal Proceedings.

     Actions for negligence or other tort claims occur routinely in the ordinary course of our business, but none of these proceedings involves a material claim for damages (in excess of applicable excess umbrella insurance coverages). We do not anticipate that any amounts which we may be required to pay as a result of an adverse determination of such routine legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on our financial position or results of operation.
     On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until June 2001. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.
     On November 15, 1999, a purported nationwide class action was filed against the GP and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The ruling may be appealed by the plaintiffs.

     While the ultimate resolution of the two cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.
     On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County, styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. On March 19, 2001, all parties to the consolidated action released the Company and the GP from any liability and the actions against the Company and the GP have been dismissed with prejudice.


Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the GP's shareholders during the fourth quarter of our fiscal year ended December 31, 2000.



                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     No established public trading market exists for the Units. At January 31, 2001, there were 76 limited partners and 3,369,818 Units outstanding held by such limited partners. During 2000, the Partnership made the following quarterly cash distributions per Unit: $0.69 in the First Quarter; $ 0.69 in the Second Quarter; $ 0.69 in the Third Quarter; and $ 0.69 in the Fourth Quarter.
     The table below sets forth all issuances of Units made by the Partnership to persons other than the GP during the year ended December 31, 2000. All Units were issued in exchange for interests in self-storage facilities acquired by the Partnership. The offerings were exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (investors are required to establish their status as accredited investors pursuant to an investor questionnaire):

     Date of                             Units             Price
     Issuance                           Issued          Per Unit
     ------------------------------------------------------------

     July 10, 2000                       5,704           $ 35.63
     September 25, 2000                 34,070           $ 29.35
     ------------------------------------------------------------

     The Units may be redeemed for cash, or at the GP's option, common stock of the GP commencing one year after the issuance of the Units, as described in the Company's partnership agreement.

Item 6.    Selected Financial Data.

     The following schedule sets forth selected financial information of SUSA Partnership, L.P. This information should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Consolidated Financial Statements and Notes thereto in this report.

For the Years Ended                                             2000          1999           1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)
Operating revenues                                         $ 264,508     $ 251,211      $ 221,714       $ 160,570      $ 107,309
Operating expenses                                           144,467       131,994        116,098          78,796         53,672
---------------------------------------------------------------------------------------------------------------------------------
Income from property operations                            $ 120,041     $ 119,217      $ 105,616        $ 81,774       $ 53,637
---------------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                      $ (45,237)    $ (41,297)     $ (36,579)       $(16,028)      $ (7,557)
---------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and gain
on exchange                                                   74,804        77,920         69,037          65,746         46,080
Gain/(loss) on exchange of self-storage
facilities                                                     1,175           181           (284)          2,569            288
Minority interest                                                (80)          (41)           (52)           (381)          (157)
Distributions to preferred unitholders                        (5,769)       (5,769)          (769)              -              -
---------------------------------------------------------------------------------------------------------------------------------
Net income attributable to common unitholders              $  70,130      $ 72,291       $ 67,932        $ 67,934       $ 46,211
---------------------------------------------------------------------------------------------------------------------------------
Basic net income per common unit                            $   2.27       $  2.29        $  2.18         $  2.33        $  2.09
---------------------------------------------------------------------------------------------------------------------------------
Diluted net income per common unit                          $   2.26       $  2.28        $  2.17         $  2.31        $  2.07
---------------------------------------------------------------------------------------------------------------------------------
Distributions per common unit                               $   2.76       $  2.68        $  2.56         $  2.40        $  2.25
---------------------------------------------------------------------------------------------------------------------------------
Funds from operations (FFO)                                $ 106,262     $ 104,828       $ 96,325        $ 84,148       $ 57,941
---------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in):
Operating activities                                       $ 115,625     $ 100,060       $107,156        $ 72,157       $ 59,758
Investing activities                                         (43,462)      (29,660)      (345,278)       (362,888)      (276,880)
Financing activities                                         (68,817)      (71,059)       239,571         290,291        215,669
---------------------------------------------------------------------------------------------------------------------------------
As of December 31:
Total assets                                             $ 1,766,770    $1,754,919     $1,705,627     $ 1,259,682       $845,307
Total debt                                                   873,982       818,116        797,124         474,609        198,454
Partners' capital                                            691,110       736,470        736,843         651,323        560,350
---------------------------------------------------------------------------------------------------------------------------------
Units outstanding                                         30,438,913    31,521,025     31,469,919      30,463,425     26,626,824
---------------------------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to "we," "our" or "the Company" refer to SUSA Partnership, L.P., ("the Partnership"). References to the GP refer to Storage USA, Inc., general partner and holder of approximately 89% of the interest in the Partnership.
     The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.
o Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.
o Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.
o       Net Rental Income means income from self-storage rentals less discounts.
o Realized Rent Per Square Foot means the annualized result of dividing Net Rental Income by total square feet rented.
o Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.
o Net Operating Income ("NOI") means total property revenues less Direct Property Operating Costs.
o Annual Capitalization Rate ("Cap Rate")/ Yield means NOI of a facility divided by the total capitalized costs of the facility.

o Funds from operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.
o Same-Store Facilities includes all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview
     SUSA Partnership, L.P. is one of the largest owners and operators of self-storage space in the United States. We are a fully integrated, self-administered and self-managed real estate investment trust, and are engaged in the management, acquisition, development, construction and franchising of self-storage facilities. We are structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through the Partnership. As of December 31, 2000, we owned, managed and franchised 533 facilities containing
36.0 million square feet in 31 states and the District of Columbia.

Internal Growth
     During 2000, we continued to pursue our internal growth strategy of aggressively marketing available space and renewing existing leases at higher rents per square foot, while controlling expense growth. We also reevaluated the amounts we charge our customers and implemented a revised late fee policy, which reduced our late fees, all as noted in our 1999 annual report. We believe that our internal growth can best be evaluated by examining the "year over year" results of our same-store facilities, excluding the impact on revenue of our change in late fee policy. When excluding the impact of late fees, this comparison yields revenue growth of 5.7% from 1999 to 2000, expense growth of 4.4% and overall NOI growth of 6.3% for the year.
     The following table details selected same-store statistics comparing 2000 results to 1999 results at the end of each quarter:

                                                                     Scheduled    Scheduled
                   Number of  Same-store  Same-store   Same-store     Rent Per     Rent Per   % Increase    Physical    Physical
Quarter/Year      Same-store     Revenue     Expense        NOI %  Square Foot  Square Foot  in Rent Per   Occupancy   Occupancy
Ended             Facilities     Growth*      Growth      Growth*         2000         1999  Square Foot        2000        1999
---------------------------------------------------------------------------------------------------------------------------------
March 31                 329        4.6%        1.0%         6.2%       $11.87       $11.24         5.6%         84%         86%
June 30                  330        5.5%        3.3%         6.5%       $11.82       $11.28         4.8%         86%         87%
September 30             345        6.4%        6.2%         6.5%       $12.06       $11.41         5.7%         87%         88%
December 31              355        6.9%        6.2%         7.2%       $12.21       $11.72         4.2%         85%         86%
Year: 2000               326        5.7%        4.4%         6.3%       $11.97       $11.39         5.1%         86%         86%
---------------------------------------------------------------------------------------------------------------------------------

* excludes late fees.

     The total impact of our change in late fee policy in 2000 for our same-store facilities was a $5.2 million reduction in revenue from 1999, or a 42.6% decrease. Inclusion of the late fee reduction outlined above produces 1.2% NOI growth for the first quarter of 2000, 1.9% for the second quarter, 1.6% for the third quarter, 3.8% for the fourth quarter, and 2.3% for the entire year.
     The following table details selected same-store statistics comparing 1999 results to 1998 results at the end of each quarter:

                                                                     Scheduled    Scheduled
                   Number of  Same-store  Same-store   Same-store     Rent Per     Rent Per   % Increase    Physical    Physical
Quarter/Year      Same-store     Revenue     Expense        NOI %  Square Foot  Square Foot  in Rent Per   Occupancy   Occupancy
Ended             Facilities      Growth      Growth       Growth         1999         1998  Square Foot        1999        1998
---------------------------------------------------------------------------------------------------------------------------------
March 31                 318        6.3%        0.7%         8.9%       $10.83       $10.18         6.4%         86%         86%
June 30                  298        5.3%       (1.9%)        8.2%       $10.87       $10.20         6.6%         87%         87%
September 30             312        5.5%       (3.4%)        9.1%       $11.06       $10.41         6.2%         88%         89%
December 31              321        4.6%       (1.7%)        7.2%       $11.32       $10.69         5.9%         86%         87%
Year: 1999               271        5.3%       (1.1%)        8.0%       $10.93       $10.28         6.3%         87%         87%
---------------------------------------------------------------------------------------------------------------------------------

     The following table displays the same-store results for fiscal year 2000 for our 10 largest same-store markets as measured by NOI. Same-store properties for fiscal year 2000 include all properties that we have owned since January 1, 1999. Again, the impact of late fees on revenue has been eliminated for comparison purposes.

                            Number of % of Total Same-store Same-store Same-store % Change in % Change in % Change in   Physical
                           Same-store Same-store    Revenue    Expense      NOI %  Net Rental Actual Rent    Occupied  Occupancy
Market*                    Facilities        NOI   Growth**     Growth   Growth**      Income Per Sq Foot Square Feet       2000
---------------------------------------------------------------------------------------------------------------------------------
S. California/Los Angeles          46      18.5%      10.2%       2.7%      13.1%        9.6%        9.9%      (0.3%)      89.8%
New York/North New Jersey          25      15.1%       7.0%       0.0%      10.0%        7.0%        7.1%      (0.1%)      88.3%
Baltimore/Washington               19       9.5%       4.8%       8.5%       3.8%        5.0%        6.2%      (1.2%)      90.9%
S. Florida                         15       6.5%       7.8%      10.8%       6.5%        7.2%        6.0%       1.1%       80.8%
Pennsylvania/Philadelphia          14       4.0%       5.0%       1.7%       6.4%        4.1%        5.7%      (1.5%)      89.2%
N. California                       8       3.2%       4.8%       4.1%       4.9%        4.2%        5.7%      (1.4%)      89.2%
Michigan                           11       3.1%       9.6%      (1.1%      16.0%        9.0%        8.0%       0.9%       90.5%
Arizona/Phoenix                    14       3.0%       2.8%      11.9%      (1.2%)       3.2%        5.8%      (2.5%)      81.0%
Texas/Dallas                       10       3.0%       5.2%      15.3%       0.5%        5.2%        4.8%       0.3%       87.4%
S. California/San Diego             6       2.7%       8.6%       1.6%      10.7%        8.6%        9.8%      (1.1%)      90.6%
All same-store facilities         326     100.0%       5.7%       4.4%       6.3%        5.4%        6.3%      (0.8%)      85.5%
---------------------------------------------------------------------------------------------------------------------------------

*These 10 markets cover 68.6% of the same-store NOI.
**Same-store revenue and NOI growth excludes late fees

External Growth
     Our external growth strategy continues to focus on a combination of on-balance sheet and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

     On-Balance Sheet
     Within SUSA Partnership, L.P., we acquired five facilities in 2000, at a cost of approximately $25 million. Three of the facilities acquired were formerly franchised properties located in Memphis, Tennessee, Queens, New York, and Tampa, Florida. The New York property was subsequently sold to the GE Acquisition Venture. The other two facilities acquired were from unrelated third parties, and are located in Denver, Colorado and Chicago, Illinois. We anticipate limited acquisition activity within the Company in 2001.
     The following table summarizes the number of facilities acquired in 2000, 1999 and 1998, the cost, net rentable square feet and the weighted average cost of acquisitions.

                                             Number of                Net Rentable       Weighted
Year Acquired                               Facilities   Total Cost    Square Feet   Average Cost
--------------------------------------------------------------------------------------------------
(in thousands, except for number of facilities)
2000                                                 5      $25,000           321         $12,000
1999                                                16      $91,000         1,168         $36,000
1998                                                59     $283,000         3,825        $144,000
--------------------------------------------------------------------------------------------------

     We calculate weighted average cost based on the duration of time for which the acquired facilities were owned during the year. The weighted average cost reflects the dollar amount of acquisitions that will impact our net income during the year of acquisition.
     From a development and expansion perspective, we opened 4 new facilities and expanded an additional 7 within the REIT during the year. Investments in development and expansion projects totaled $27.8 million during the year. The following table lists the newly developed properties opened in 2000, 1999 and 1998 and provides data relevant to their operating performance.

                                           Available                          Development
                            Number of    Square feet           Rent Per              Cost
Year Placed in Service     Properties (in thousands)        Square Foot    (in thousands)
------------------------------------------------------------------------------------------
2000                                4            234             $20.89           $19,136
1999                                8            619             $15.73           $36,467
1998                                7            536             $12.57           $32,418
------------------------------------------------------------------------------------------

     Six development properties are currently under construction within SUSA Partnership, L.P. The following tables summarize the details of those six projects. We anticipate moving into the planning and design stages on several new projects in 2001.

                                                                                 Expected Investment
                                                     Number of                  ----------------------   Invested   Remaining
                                                    Properties    Square Feet      Total     Per Foot     to Date  Investment
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except facility and per square foot figures)
Developments under construction                              6            558    $49,119       $88.03     $34,497     $14,622
------------------------------------------------------------------------------------------------------------------------------

                                                                Expected to be placed in service
                                    ------------------------------------------------------------------------------------------
                                                    1st Qtr 01     2nd Qtr 01 3rd Qtr 01   4th Qtr 01  Thereafter       Total
------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
Development properties                                     $ -        $24,451    $10,068          $ -     $14,600     $49,119
------------------------------------------------------------------------------------------------------------------------------

     Development   projects   currently   underway  are   concentrated   in  the
Baltimore-Washington and New York areas.
     To take advantage of areas where we operate and demand  continues to exceed
the  current   supply,   we  actively   review  our   portfolio   for  expansion
opportunities.  The following  table supplies  information  about the expansions completed in 2000,1999 and 1998.
                                                                          Available
                                                          Average       Square feet                     Expansion
                                        Number of   % Increase in   After Expansion        Rent Per          Cost
Year Placed in Service                 Facilities     Square Feet    (in thousands)     Square Foot (in thousands)
------------------------------------------------------------------------------------------------------------------
2000                                            7             35%               603          $12.60        $8,655
1999                                           14             40%               964          $11.48       $15,696
1998                                            6             35%               429          $11.56        $5,443
------------------------------------------------------------------------------------------------------------------

     The  expansions  in process  and the  anticipated  timing of opening  those expansions are shown in the below two tables.
                                                                                Expected Investment
                                                    Number of                   -------------------     Invested   Remaining
                                                   Facilities   Square Feet        Total   Per Foot     to Date   Investment
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except facility and per square foot figures)
Expansions under construction                               9           236      $14,031     $59.45      $5,479       $8,552
Expansions in planning/process                             11           270      $19,245     $71.28      $4,896      $14,349
-----------------------------------------------------------------------------------------------------------------------------
Total expansions in process                                20           506      $33,276     $65.76     $10,375      $22,901
-----------------------------------------------------------------------------------------------------------------------------

                                                                Expected to be placed in service
                                    -----------------------------------------------------------------------------------------
                                                   1st Qtr 01    2nd Qtr 01   3rd Qtr 01 4th Qtr 01  Thereafter        Total
-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
Expansion facilities                                   $2,903        $3,202       $6,292    $20,879          $-      $33,276
-----------------------------------------------------------------------------------------------------------------------------


     Off-Balance Sheet Ventures
     During the fourth quarter of 1999, we formed two joint ventures with General Electric Capital corporation ("GE Capital"), the GE Capital Development Venture and GE Capital Acquisition Venture, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of December 31, 2000, the GE Development Venture had invested $40.9 million, of which $7.4 was funded through advances and investments by the Company. Six properties are open and operating and three properties remain in design and construction. The GE Acquisition Venture had invested $48.2 million as of December 31, 2000 in the acquisition of six properties, of which $13.3 was funded through advances and investments by the Company. We, along with GE capital, will continuously seek opportunities to invest the remaining venture funds. However, based upon the current real estate environment, along with our minimum return thresholds on invested capital, we are anticipating less than $100 million of investment activity through the ventures in 2001. For more information, see Note 4 "Advances and Investments in Real Estate" in our Notes to the Consolidated Financial Statements.

Financing
     In December of 2000, Storage USA Franchise Corp. ("Franchise") closed on a $10 million unsecured line of credit with a commercial bank. The line bears interest at a spread above LIBOR.
     In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. In the third quarter of 2000, the GP completed the repurchase program. A total of 1.4 million common shares were repurchased, or approximately 5% of the outstanding common shares at December 1, 1999, at an average price of approximately $30 per share, representing a total cost of $42.1 million.


Results of Operations
     The following table reflects selected income and expense categories, for the years ended 2000, 1999 and 1998, based on a percentage of total revenues, and is referred to in the discussion that follows:


                                          -----------------------------------
                                                 2000       1999        1998
-----------------------------------------------------------------------------
REVENUES
Rental and other property income                97.8%      98.4%       99.3%
Service income                                   1.8%       0.8%        0.5%
Other income                                     0.4%       0.8%        0.2%
-----------------------------------------------------------------------------
Total income                                   100.0%     100.0%      100.0%
EXPENSES
Property operations                             24.6%      23.8%       25.0%
Taxes                                            8.3%       8.4%        8.4%
Costs of providing services                      1.7%       0.7%        0.3%
General and administrative                       5.2%       5.6%        5.2%
-----------------------------------------------------------------------------

     Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the years ended December 31, 2000, 1999 and 1998:

(in thousands)                                2000          1999          1998
-------------------------------------------------------------------------------
Rental Income                            $ 254,375     $ 243,185     $ 217,286
Other Property Specific Income
                                             4,248         4,116         2,919
-------------------------------------------------------------------------------
Total Rental and Other Property Income   $ 258,623     $ 247,301     $ 220,205
-------------------------------------------------------------------------------

     Rental and other property income increased $11.3 million, or 4.6%, in fiscal year 2000 and $27.1 million, or 12.3%, in fiscal year 1999. Excluding the one-time impact of the change in our late fee policy, 2000 rental and other property income grew $17.4 million, or 7.5%. The primary contributors to the increase in rental and other property income are summarized in the following table.

                                                             For the years ended December 31,
                                        ----------------------------------------------------------------------------
                                                        2000                                   1999
                                        ----------------------------------------------------------------------------
Rental Income Growth                         Before                                   Before
(in thousands)                            Late fees     Late fees       Total      Late fees  Late fees       Total
--------------------------------------------------------------------------------------------------------------------
Preceding year acquisitions                  $6,931           $48      $6,979        $19,547     $1,223     $20,770
Preceding year developments                   2,877            56       2,933          2,082         65       2,147
Same-store facilities                        11,108        (5,221)      5,887          7,964        132       8,096
Current year acquisitions                     1,644            53       1,697          5,517        318       5,835
Current year developments                       570            11         581            789         14         803
Dispositions                                (10,262)         (655)    (10,917)       (11,990)      (759)    (12,749)
Other                                         4,577          (415)      4,162          2,122         72       2,194
--------------------------------------------------------------------------------------------------------------------
                                            $17,445       ($6,123)    $11,322        $26,031     $1,065     $27,096
--------------------------------------------------------------------------------------------------------------------

     The majority of the other rental income growth is attributed to prior period developed facilities still in the lease-up phase, as well as expanded facilities. The majority of the Same-Store Facilities revenue growth for 2000 was provided by an approximate 6.5% increase in Realized Rent per Square Foot, from $10.24 per square foot in 1999 to $10.91 for 2000. Physical occupancy during this period remained constant at 86%. For 1999, a Realized Rent per

Square Foot increase of 6.0%, from $9.27 to $9.83, contributed to the bulk of same-store rental income growth, with occupancy again remaining constant, at 87%, between 1999 and 1998.
     Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Development and Acquisition Ventures ("GE Capital Ventures"). Following is a summary of service income for the years ended December 31, 2000, 1999 and 1998:

(in thousands)                              2000          1999          1998
-----------------------------------------------------------------------------
Management fees                          $ 2,904       $ 2,055       $ 1,079
General Contractor fees                      633             -             -
Development fees                             848             -             -
Acquisition fees                             403             -             -
-----------------------------------------------------------------------------
Total service income                     $ 4,788       $ 2,055       $ 1,079
-----------------------------------------------------------------------------

     Service income increased by $2.7 million from 1999 to 2000, and grew as a percentage of total income from 0.8% to 1.8%. The bulk of the increase, $1.9 million was due to the service fees received from the GE Capital Ventures. The Ventures had no activity until March 2000, so there are no comparable general contractor, development or acquisition fees for 1999. The remaining increase, as well as the $976 thousand increase from 1998 to 1999, was due to fees received for managing facilities owned by third parties. The number of managed or franchised properties remitting fees to the Partnership has risen from 64 at the conclusion of 1998, to 102 in 1999, to 124 in 2000.
     Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise. Following is a summary of other income for the years ended December 31, 2000, 1999 and 1998:

(in thousands)                             2000          1999          1998
----------------------------------------------------------------------------
Fidelity joint venture                  $ 1,417         $ 851          $  -
GE joint ventures                          (538)            -             -
Franchise                                  (290)          457           297
Other ventures                              508           547           133
----------------------------------------------------------------------------
Total other income                      $ 1,097       $ 1,855         $ 430
----------------------------------------------------------------------------

     Total other income decreased $758 thousand from 1999 to 2000, or 40.9%. As was the case with service income, the equity loss recognized in 2000 relating to the GE Capital Ventures, $538 thousand, has no comparable amount in 1999 due to the timing of the commencement of the ventures. Timing was also the primary factor in the $566 thousand, 66.5%, increase in income from the Fidelity Venture. The Fidelity Venture was formed in June 1999, so only seven month's income was recorded as of December 1999, compared to a full year in 2000. The decrease in income from Franchise, $747 thousand, was primarily due to increases in losses recognized on equity participations in franchised facilities and a decrease in overall general contracting fees. From 1998 to 1999, other income grew $1.4 million, or 331%.
     As a percentage of revenues, cost of property operations and maintenance decreased from 25.0% in 1998 to 23.8% in 1999, and then increased to 24.6% in 2000. Actual expenses rose $4.5 million, or 8.2% in 1999, and $5.1 million, or 8.5% in 2000. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to same-store facility revenue growth outpacing expense growth. This happened in 1999, and was generally the case in 2000, with some exceptions. First, the impact of our reduction in late fees was apparent, reducing 2000 income, and thereby increasing the percentage of property operations costs. Second, salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. These departments started operations in 1999, and had gradually increasing expenses as staffing progressed. Comparatively, year 2000 contains expenses for these two mature departments for a full year. Health insurance expense also showed a significant increase, due to increased claims and participating employees, following what we believe is a national trend. We expect this trend to continue, and estimate a 15% to 20% increase in health insurance costs for 2001. 2000 property and liability insurance costs were also significantly higher than in 1999. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. We expect these premiums to increase again from 20% to 30%. Premiums over the twelve month period will be approximately $500 thousand higher that those that were in place under the previous policy. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999.
     Tax expense as a percentage of revenues was 8.3% in 2000, 8.4% in 1999 and 8.4% in 1998. Tax expense as a percentage of revenues trends down as a result of revenue growth outpacing tax expense growth. In 1999, a number of our larger properties were reassessed by their respective tax jurisdictions, causing an increase in expense, and offsetting any decrease caused by revenue growth. The normal trend began to reassert itself again in 2000, as total taxes increased only $742 thousand, or 3.5%, substantially less than the 5.3% total revenue growth. Taxes in 1999 increased $2.6 million, or 13.9%.
     Costs of providing services increased $2.8 million from 1999 to 2000, and increased as a percentage of revenues from 0.7% to 1.7%. These costs increased $1 million from 1998 to 1999, and increased as a percentage of revenues from 0.3% to 0.7%. This was due primarily to the new services provided in 2000, general contracting, development and acquisition services, and their corresponding costs. The costs of providing management services also increased as 22 more managed/franchised properties were added to the Storage USA system between December 31 of 1999 and 2000.
     General and administrative expenses ("G&A") as a percentage of revenues increased from 5.2% in 1998 to 5.6% in 1999, and then decreased back down to 5.2% in 2000. Actual expenses increased $2.5 million from 1998 to 1999, or 21.9%, but decreased from 1999 to 2000 by $453 thousand, or 3.2%. The 1999 growth in G&A was attributable to the continued expansion of our administration, acquisition and development, management information systems, human resources, and legal departments in connection with the implementation of our internal and external growth strategies. These expenses leveled off in 2000. Also impacting 1999 growth was $600 thousand of expense recognized in connection with a Tennessee law enacted in 1999 that subjected limited partnerships and limited liability corporations to the Tennessee Excise and Franchise Tax. During the second quarter of 2000, the State of Tennessee passed legislation that granted REITs substantial relief from this law. The legislation was retroactive to the beginning of 2000 and substantially eliminated the applicability of the Tennessee Excise and Franchise taxes to the GP. Fiscal year 2000 G&A was also positively impacted by the classification of development, construction and acquisition department overhead as part of the cost of providing services, continued benefits from various cost containment programs and lower management bonus accruals.
     The increase in depreciation and amortization expense by $4.3 million in 2000 and $5.3 million in 1999 primarily reflects our acquisition of approximately $86 million of depreciable assets in 2000, and $63 million in 1999.
     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                        For the year ended December 31,
                                    ----------------------------------------
(in thousands)                             2000          1999          1998
----------------------------------------------------------------------------
Interest income                        $ 13,413      $ 13,078       $ 8,660
Interest expense                        (58,650)      (54,375)      (45,239)
----------------------------------------------------------------------------
Interest expense, net                  $(45,237)     $(41,297)     $(36,579)
----------------------------------------------------------------------------

    Interest expense increased $4.3 million, or 7.9%, from 1999 to 2000, and increased $9.1 million, or 20.2% from 1998 to 1999. These interest expense increases were primarily from the sources listed in the table below and were offset by capitalized interest of $5.0 million in 2000, $4.5 million in 1999 and $3.5 million in 1998.

                                           2000                          1999                          1998
                               -----------------------------------------------------------------------------------------
                                   Weighted        Weighted       Weighted        Weighted      Weighted       Weighted
(in thousands)                      Average         Average        Average         Average       Average        Average
------------------------------------------------------------------------------------------------------------------------
Debt                              Borrowing   Interest Rate      Borrowing   Interest Rate     Borrowing  Interest Rate
------------------------------------------------------------------------------------------------------------------------
Notes payable                       600,000           7.37%        600,000           7.37%       494,200          7.74%
Lines of credit                     156,093           7.68%         93,122           6.39%        78,900          6.73%
Mortgages payable                    68,567           7.50%         72,968           7.50%        55,281          7.50%
Leases & other borrowings            41,700           7.50%         45,898           7.50%        14,400          7.50%
------------------------------------------------------------------------------------------------------------------------

     Interest income grew by $335 thousand, or 2.6%, in 2000, compared to $4.4 million, or 51.0%, in 1999. Approximately $4.2 million of the increase in 1999 was from interest earned on advances from us to franchisees of Franchise. Another $793 thousand related to restricted escrow funds from the Fidelity transaction. The remainder of the increase was from interest earned on amounts outstanding under the GP's 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits. In 2000, interest on loans to franchisees grew $1.3 million. Although advances on loans to franchisees of Franchise decreased from December 31, 1999 to 2000, from $117 million to $111 million, weighted average advances actually increased from $116 million in 1999 to $117 million in 2000. Interest rates on these loans also increased, reflecting the change in the prime rate. Restricted escrow funds from the Fidelity transaction were used to acquire new self-storage facilities in 1999. There was no interest connected with these funds in 2000.
     Gains/(losses) on exchange of storage facilities of $1.2 million in 2000, $181 thousand in 1999, and ($284) thousand in 1998 represent gains/(losses) on the disposition of our investments in storage facilities that were exchanged for cash and other self-storage facilities. $414 thousand of the 2000 gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; $268 thousand to the sale of an operating facility in Queens, New

York; and the remaining $198 thousands to adjustments from the resolution of contingencies on prior period acquisitions. In 1999 we sold 40 properties, including the 32 in the Fidelity joint venture. The $37.1 million gain on the Fidelity transaction was deferred until such time as we dispose of interests in the Fidelity Venture. The diverse group of properties involved in 1999 dispositions encompassed 20 states and the District of Columbia. In 1998 we sold one property in California.
     Minority interest expense as a percentage of revenues approximates well less than 1%, and has shown minimal fluctuation in recent years: an $11 thousand decrease from 1998 to 1999; and a $39 thousand increase from 1999 to 2000. Distributions to preferred unitholders increased significantly from 1998 to 1999, $5.0 million, as the actual issuance of the $65 million in Preferred Partnership Units took place in November of 1998. Distributions remained constant at approximately $5.8 million for 1999 and 2000, as there were no further issuances of Preferred Partnership Units.

Liquidity and Capital Resources
     Cash provided by operating activities was $115.6 million in 2000 as compared to $100.1 million in 1999 and $107.2 million in 1998. These increases are primarily a result of the significant expansion of our property portfolio, including our owned properties, as well as our franchised and joint venture properties. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.
     During fiscal year 2000, we received $21.7 million in proceeds from the disposition of self-storage facilities. $19.9 million of the total proceeds related to our transfer of nine development projects to the GE Capital Development Venture during the first quarter of 2000. We received an additional $1.8 million for the sale of three operating properties, two land parcels and a development facility still under construction. One of the operating properties was sold to the GE Acquisition Venture in which consideration included a note receivable for $7.1 million. The sale of the development facility also included a note receivable, of $2.2 million. Of the $144.9 million in proceeds from dispositions in 1999, $131.0 related to the 32 properties transferred to the Fidelity Venture. $95.3 million of the $109.5 million invested in acquisitions and improvements in 1999 also pertained to the Fidelity Venture, as proceeds from the initial transfer were redeployed in tax-free exchanges for additional properties and development land parcels.
     We invested cash totaling $30.1 million in 2000 in the acquisition and improvement of self-storage facilities compared to $109.5 million during 1999 and $201.9 million during 1998. $11.6 million of the $30.1 million invested in 2000 represents our investment in five acquired facilities. An additional $203 thousand in Partnership Units and $13.7 million in assumed loans to former Franchisees consummated the acquisitions. The remaining $18.5 million reflects improvements to existing self-storage facilities and our corporate offices. We invested cash of $37.9 million in 2000, $71.5 million in 1999, and $58.9 million in 1998 for land held for development and construction of self-storage facilities. We also used cash of $10.5 million in 2000, $40.4 million in 1999 and $81.6 million in 1998 for advances and investments in real estate. In 2000, the total of $10.5 million consisted of $5.9 million in financing to franchisees of Storage USA Franchise Corp ("Franchise"), and $4.6 million in equity contributions to the GE capital joint ventures. In 1999, $38.3 million was advanced to franchisees of Franchise, and $2.1 in equity contributions were made to the GE Capital joint ventures. The entirety of the $81.6 million in 1998 represents loans to franchisees of Franchise. During 2000, proceeds were also received from certain franchisees, as three repaid their loans during the period, generating $11.3 million in cash. Franchisee loan repayments totaled $41.9 million in 1999, $7.7 million in 1998.
     There were six development properties in process with $34.5 million invested at December 31, 2000. The total budget for these projects is $49.1 million, with $14.6 remaining to be invested. In addition to these development projects, we have 20 expansions of existing facilities in process with a total of $10.4 million invested at December 31, 2000. These projects have a total budget of $33.3 million and will require an additional $22.9 million investment. We have $8.0 million of loan commitments to franchisees to fund as of December 31, 2000. We also expect to invest during 2001 approximately $8.3 million as part of our required equity contributions in the GE Capital joint ventures.
     As noted above, we sometimes acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of the GP's common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At December 31, 2000 we had 3.4 million Units outstanding, of which the following Units were redeemable:
        o 82 thousand Units for an amount equal to the fair market value ($2.6 million, based upon a price per Unit of $31.75 at December 31, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
        o 3.3 million Units for amounts equal to the fair market value ($106.0 million, based upon a price per Unit of $31.75 at December 31, 2000) payable by us in cash or, at our option, in shares of the GP's common stock at the initial exchange ratio of one share for each Unit.
     We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of the GP's common stock issued upon redemption of Units under the Securities Act of 1933.

     Between November 1996 and July 1998, the Partnership issued $600 million of notes payable. The notes are unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average of 7.42%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.
     In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. During 1999, the GP repurchased 250,000 shares of common stock at a total cost of $7.2 million. In 2000, the GP completed the plan by buying back an additional 1.2 million shares at a total cost of $34.9 million. In all, 1.4 million shares were repurchased at a total cost of $42.1 million, representing an average price of approximately $30 per share.
     We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. As of December 31, 2000, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings of $62.8 million in 2000, $34.7 million in 1999 and $38.9 million in 1998. Borrowings would have been greater in 1999 had we not used $39.4 million of the proceeds received from the Fidelity Venture to reduce the lines of credit. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating, which matures in May of 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at a spread over LIBOR, matures on July 1, 2001, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of December 31, 2000.
     Our overall debt policy, which is subject to change at the discretion of our Board of Directors, is to limit total indebtedness to the lessor of 50% of total assets at cost or that amount that will sustain a minimum debt service ratio of 2.5:1.
     In November 1998, we issued $65 million of 8.875% Cumulative Redeemable Preferred Partnership Units in a private placement. The proceeds from the issuance were used to pay down our line of credit.
     We expect to incur approximately $5.1 million for scheduled maintenance and repairs during the next twelve months and approximately $6.2 million to conform facilities acquired from 1994 to 1999 to our standards. In the second quarter of 2000, we committed to several new leases relating to our corporate headquarters office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $3.0 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $937 thousand annually from such subleases.
     We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital Joint Ventures, and distribution and GP dividend requirements. Additionally, no significant maturities are scheduled under any of our borrowings until 2003. We are currently pursuing several strategies to generate additional cash funding in 2001, including the disposition of individually targeted properties, issuing additional Preferred Partnership Units and forming additional joint ventures.


Funds from Operations
     We believe funds from operations ("FFO") should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the National Association of Real Estate Investment Trust's (NAREIT) definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO per share, we add back only depreciation and amortization of revenue-producing property. As such, our FFO may not be comparable to other REITs that may add back total depreciation and amortization.

     The following table illustrates the components of our FFO for the years ended December 31, 2000, 1999 and 1998:

For the Year Ended December 31,                           2000            1999           1998
----------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net income allocated to common unitholders             $70,130         $72,291        $67,932
(Gain)/Loss on sale of assets*                            (880)           (181)           284
Total depreciation & amortization                       39,460          35,145         29,880
Depreciation from unconsolidated entities                1,409             389              -
Less: depreciation of non-revenue producing assets      (3,857)         (2,816)        (1,771)
----------------------------------------------------------------------------------------------
Consolidated FFO available to common unitholders      $106,262        $104,828        $96,325

*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

     At its meeting on October 27, 1999, the National Association of Real Estate Investment Trusts ("NAREIT") clarified that FFO should include non-recurring results of operations, except those defined as "extraordinary items" under generally accepted accounting principles (GAAP). The clarification of FFO was effective January 1, 2000. Since we have historically not added back non-recurring items to our calculation, the modification of the FFO definition did not have a material impact on previously reported FFO information.
     During 2000, we declared distributions per unit of $2.76, which is an increase of 3% over the 1999 distribution per unit of $2.68. Distributions per unit increased 4.7% from 1998 to 1999. As a qualified REIT, the GP is required to distribute a substantial portion of its net income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


Recent Accounting Developments
     See Note 14, "Recent Accounting Developments" in the Notes to Consolidated Financial Statements.


Forward Looking Statements and Risk Factors
     All statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that are not historical facts are based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2001 anticipated revenues, expenses and returns, and future capital requirements, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:

o Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents and control our expenses, thus reducing our net income.

o Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.
o New development opportunities could be limited due to an inability to obtain zoning and other local approvals.
o Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.
o The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.
o Costs related to compliance with laws, including environmental laws could increase, reducing our net income.
o General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.
o Unfavorable outcome(s) in the pending litigation described in Item 3 of this Form 10-K could ultimately reduce our net income.

o Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.
o Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.
o The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

Item 7.A. Qualitative and Quantitative Disclosures about Market Risk.

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt and the repricing of fixed rate debt at maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.
     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our annual interest expense would have increased by approximately $390 thousand during 2000, based on balances outstanding during the year ending December 31, 2000.


Item 8.    Financial Statements and Supplementary Data.

     SUSA Partnership, L.P.'s Consolidated Balance Sheets as of December 31, 2000 and 1999 and its Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for each of the years in the three-year period ended December 31, 2000, together with the Report of PricewaterhouseCoopers LLP, independent public accountants, are included under item 14 of this report and are incorporated herein by reference. Selected Quarterly Financial Data is presented in Note 15 of the Notes to the Consolidated Financial Statements.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.



                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

     For non-employee Directors, the information required hereunder is incorporated herein by reference from the captions "Election of Directors" in the GP's definitive proxy statement to be filed with respect to the GP's 2001 Annual Meeting of Shareholders.
     For executive officers,  the information  required hereunder is included in
Part 1, following Item 1 in this Annual Report on Form 10-K.


Item 11.     Executive Compensation.

     Incorporated herein by reference from the captions "Executive Compensation," "Stock Options," Long Term Incentive Plans," "Board Activity," "Executive Change in Control Severance Agreements and Employment Agreements," Report of the Storage USA Committee on Executive Compensation," "Is There Any Other Information I Should Know," and "Indebtedness by Executives to Storage USA" in the GP's definitive proxy statement to be filed with respect to the GP's 2001 Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     Incorporated herein by reference from the caption "Beneficial Ownership of Storage USA Common Stock" in the GP's definitive proxy statement to be filed with respect to the GP's 2001 Annual Meeting of Shareholders.


Item 13.     Certain Relationships and Related Transactions.

     Incorporated herein by reference from the caption "Transactions with Management and Others; Certain Business Relationships" and "Indebtedness by Executives to Storage USA" in the GP's definitive proxy statement to be filed with respect to the GP's 2001 Annual Meeting of Shareholders.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The following documents are filed as a part of this report:
     (a) Financial Statements and Schedules:

         1. Financial Statements:

           See Index to Financial Statements below, which is incorporated herein by reference.

         2. Financial Statement Schedules:

           Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2000

           Schedule IV, Mortgage Loans on Real Estate as of December 31, 2000

         All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (b) Reports on Form 8-K

         On February 7, 2001, the GP filed a current report on Form 8-K. The filing included information regarding the lawsuit styled: West 125th St. Associates, L.L.C. vs. Storage USA, Inc. and SUSA Partnership, L.P., discussed in Item 3, Legal Proceedings.

      (c) Exhibits
         The exhibits are required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated by reference.

                                            Index to Financial Statements

         Description                                                                                           Page
         -----------                                                                                           ----
         Reports of Independent Accountants                                                                      24
         Consolidated balance sheets as of December 31, 2000 and 1999                                            25
         Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998              26
         Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998              27
         Consolidated statements of partners' capital for the years ended December 31, 2000, 1999 and 1998       28
         Notes to consolidated financial statements                                                              29
         Schedule III, real estate and accumulated depreciation as of December 31, 2000                          43
         Schedule IV, mortgage loans on real estate as of December 31, 2000                                      57

                             SUSA Partnership, L.P.

                        Report of Independent Accountants


To the Partners of SUSA Partnership, L.P.

     In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of SUSA Partnership, L.P. (the "Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14(a)(2) on page 22 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Memphis, Tennessee
January 31, 2001


SUSA Partnership, L.P.

Consolidated Balance Sheets

December 31,                                                                   2000               1999
-------------------------------------------------------------------------------------------------------
(amounts in thousands, except unit data)

Assets
Investments in storage facilities, at cost:                               1,710,725          1,670,892
Accumulated depreciation                                                   (132,527)           (94,538)
-------------------------------------------------------------------------------------------------------
                                                                          1,578,198          1,576,354
Cash & cash equivalents                                                       5,045              1,699
Advances and investments in real estate                                     132,141            120,246
Other assets                                                                 51,386             56,620
-------------------------------------------------------------------------------------------------------
     Total assets                                                        $1,766,770         $1,754,919
-------------------------------------------------------------------------------------------------------

Liabilities, redeemable limited common partnership units & partners' capital

Notes payable                                                              $600,000           $600,000
Line of credit borrowings                                                   168,333            105,500
Mortgage notes payable                                                       66,845             70,163
Other borrowings                                                             38,804             42,453
Accounts payable & accrued expenses                                          25,544             21,982
Dividends payable                                                            18,643             18,831
Rents received in advance                                                    10,783             10,869
Deferred gain from contribution of self-storage facilities                   37,175             37,125
Deferred gain from contribution of self-storage facilities                      954                959
-------------------------------------------------------------------------------------------------------
     Total liabilities                                                      967,081            907,882
-------------------------------------------------------------------------------------------------------
Redeemable limited common partnership units
  3,419,818 and 3,655,093 outstanding at redemption value                   108,579            110,567

Commitments and contingencies

Partners' capital:
Preferred partnership units
  650,000 outstanding                                                        65,000             65,000
Deferred compensation                                                          (252)              (517)
General common partnership units
   27,019,095 and 27,865,932 outstanding                                    637,672            683,355
Notes receivable - officers                                                 (11,310)           (11,368)
-------------------------------------------------------------------------------------------------------
     Total partners' capital                                                691,110            736,470
-------------------------------------------------------------------------------------------------------
     Total liabilities, redeemable limited common
        partnership units & partners' capital                            $1,766,770         $1,754,919
-------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

SUSA Partnership, L.P.

Consolidated Statements of Operations
For the years ended December 31,                                             2000             1999             1998
--------------------------------------------------------------------------------------------------------------------
(in thousands except per unit data)

Operating Revenues:
Rental and other property income                                         $258,623         $247,301         $220,205
Service income                                                              4,788            2,055            1,079
Other income                                                                1,097            1,855              430
--------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                  264,508          251,211          221,714
--------------------------------------------------------------------------------------------------------------------

Operating Expenses:
Cost of property operations & maintenance                                  64,967           59,878           55,352
Taxes                                                                      21,845           21,103           18,523
Costs of providing services                                                 4,480            1,700              720
General & administrative                                                   13,715           14,168           11,623
Depreciation & amortization                                                39,460           35,145           29,880
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                  144,467          131,994          116,098
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                    120,041          119,217          105,616
--------------------------------------------------------------------------------------------------------------------

Other Income (expense):
Interest expense, net                                                    (45,237)         (41,297)         (36,579)
--------------------------------------------------------------------------------------------------------------------
Income before minority interest and gain on exchange                       74,804           77,920           69,037
Gain/(loss) on exchange of self-storage facilities                          1,175              181            (284)
--------------------------------------------------------------------------------------------------------------------
Income before minority interest and distributions to
  Preferred Unitholders                                                    75,979           78,101           68,753
Minority interest                                                             (80)             (41)             (52)
--------------------------------------------------------------------------------------------------------------------
Income before distributions to Preferred Unitholders                       75,899           78,060           68,701
Distributions to Preferred Unitholders                                     (5,769)          (5,769)            (769)
--------------------------------------------------------------------------------------------------------------------
Net Income attributable to Common Unitholders                             $70,130          $72,291          $67,932
--------------------------------------------------------------------------------------------------------------------
Per common unit:
Basic net income per unit                                                   $2.27            $2.29            $2.18
--------------------------------------------------------------------------------------------------------------------
Diluted net income per unit                                                 $2.26            $2.28            $2.17
--------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

SUSA Partnership, L.P.

Consolidated Statements of Cash Flows
For the years ended December 31,                                                  2000            1999           1998
----------------------------------------------------------------------------------------------------------------------
(in thousands)
Operating activities:
Net income attributable to common unitholders                                  $70,130         $72,291        $67,932
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization                                              39,460          35,145         29,880
     Minority interest and preferred unit dividends                              5,849           5,810            821
     (Gain)/Loss on exchange of self-storage facilities                         (1,175)           (181)           284
     Changes in assets and liabilities:
          Other assets                                                          (3,083)         (8,311)        (4,955)
          Other liabilities                                                      4,444          (4,694)        13,194
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      115,625         100,060        107,156
----------------------------------------------------------------------------------------------------------------------

Investing activities:
Acquisition and improvements of storage facilities                             (30,120)       (109,484)      (201,875)
Proceeds from sale/exchange of storage facilities                               21,682         144,952          1,694
Development of storage facilities                                              (37,914)        (71,533)       (58,911)
Advances and investments in real estate                                        (10,475)        (40,359)       (81,574)
Proceeds from liquidation and distributions from advances
  and  investments in real estate                                               11,323          41,904          7,747
Issuances of notes receivable                                                   (3,093)         (5,634)       (14,810)
Payments on notes receivable                                                     5,135          10,494          2,451
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (43,462)        (29,660)      (345,278)
----------------------------------------------------------------------------------------------------------------------

Financing activities:
Net borrowings under line of credit                                             62,833          34,738         38,919
Mortgage principal payments                                                     (2,274)         (4,031)        (3,366)
Other borrowings principal payments/payoffs                                     (4,200)         (6,131)             -
Payment of debt issuance costs                                                     (44)         (1,185)        (1,083)
Distributions to general partner                                               (75,463)        (73,962)       (53,188)
Preferred unit dividends                                                        (5,769)         (5,336)             -
Limited partner distributions                                                   (9,627)         (9,712)        (6,337)
Distribution to minority interests                                                 (86)           (312)        (1,591)
Proceeds from issuance of notes payable                                              -               -        198,311
Repurchase of units from general partner                                       (34,860)         (7,228)             -
Proceeds from issuance of preferred units                                            -               -         63,375
Payments on notes receivable - officers                                            248             166         3,150
Other financing transactions, net                                                  425           1,934         1,381
----------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                            (68,817)        (71,059)      239,571
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                             3,346            (659)         1,449
Cash and equivalents, beginning of period                                        1,699           2,358            909
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                            $ 5,045         $ 1,699        $ 2,358
----------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash activities:
 Equity share of joint venture received for disposition of assets                6,526            (596)             -
 Notes received in consideration for facility sold                               9,272             875              -
 Common Stock issued in exchange for notes  receivable  and  contributed
   To the Partnership in exchange for partnership units                          1,057               -          2,333
 Partnership units received in payment of notes receivable                         870               -              -
 Payoff of officer note                                                              -               -            565
 Shares issued to Directors and contributed to the Partnership in
   exchange for partnership units                                                  160             160            132
 Storage  facilities   acquired  in  exchange  for  unsecured  notes, deferred
  Partnership unit agreements and capital leases                                 1,000           1,000         46,966
 Restricted stock issued by GP                                                       -             246              -
 Storage facilities acquired in exchange for partnership units                     203           4,948         34,597
 Mortgages assumed on storage facilities acquired                                    -               -         28,135
 Partnership Units exchanged for shares of GP common stock                       8,851           9,164            250
 Issuance of warrants to GP                                                          -             666              -
 Minority interest in acquired facility                                              -               -             45
 Assumption of company-issued mortgages in acquisition                          13,673               -              -
                                                                          ------------- ---------------  -------------

See Notes to Consolidated Financial Statements

SUSA Partnership, L.P.

Consolidated Statements of Partners' Capital
                                                                                        General
                                                     Preferred                           Common           Notes         Total
                                                   Partnership           Deferred   Partnership     Receivable-     Partners'
                                                       Capital       Compensation         Units        Officers       Capital
------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
Balance at December 31, 1997                           $     -          $       -      $664,094      $ (12,771)     $ 651,323
------------------------------------------------------------------------------------------------------------------------------

Capital contributions                                   65,000                  -         3,705               -        68,705
Contribution of self-storage facilities in
  exchange for Units                                         -                  -        34,597               -        34,597
Contribution of self-storage facilities in
  exchange for Units - deferred                              -                  -             -               -             -
Redemption of units by conversion to GP stock                -                  -        (1,875)              -        (1,875)
Issuance of Units to employees in
  exchange for notes receivable                              -                  -             -           1,382         1,382
Net income                                                   -                  -        67,932               -        67,932
Distributions                                                -                  -       (77,265)              -       (77,265)
Adjustment to reflect limited partners' equity
  interest at redemption value                               -                  -        (7,956)              -        (7,956)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            65,000                  -       683,232         (11,389)      736,843
------------------------------------------------------------------------------------------------------------------------------
Capital contributions                                        -                  -        12,000               -        12,000
Contribution of self-storage facilities in
  exchange for Units                                         -                  -         4,948               -         4,948
Contribution of self-storage facilities in
  exchange for Units - deferred                              -                  -         1,000               -         1,000
Redemption of units by conversion to GP stock                -                  -        (9,164)              -        (9,164)
Issuance of Units to employees in
  exchange for notes receivable                              -                  -             -              21            21
Net income                                                   -                  -        72,291               -        72,291
Distributions                                                -                  -       (84,748)              -       (84,748)
Deferred compensation                                        -               (517)            -               -          (517)
Repurchase of Units                                          -                  -        (7,228)              -        (7,228)
Warrants issued to GP                                        -                  -           666               -           666
Adjustment to reflect limited partners' equity
  interest at redemption value                               -                  -        10,358               -        10,358
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            65,000               (517)      683,355         (11,368)      736,470
------------------------------------------------------------------------------------------------------------------------------

Capital contributions                                        -                  -         9,623               -         9,623
Contribution of self-storage facilities in
  exchange for Units                                         -                  -           203               -           203
Contribution of self-storage facilities in
  exchange for Units - deferred                              -                  -         1,000               -         1,000
Redemption of units by conversion to GP stock                -                  -        (8,851)              -        (8,851)
Issuance of Units to employees in
  exchange for notes receivable                              -                  -             -              58            58
Net income                                                   -                  -        70,130               -        70,130
Distributions                                                -                  -       (84,916)                      (84,916)
Deferred compensation                                        -                265             -               -           265
Repurchase of Units                                          -                  -       (34,860)              -       (34,860)
Adjustment to reflect limited partners' equity
  interest at redemption value                               -                  -         1,988               -         1,988
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $ 65,000        $      (252)     $637,672       $ (11,310)    $ 691,110
------------------------------------------------------------------------------------------------------------------------------

       See Notes to Consolidated Financial Statements

SUSA Partnership, L.P.

Notes to Consolidated Financial Statements

NOTE 1 ORGANIZATION

     SUSA Partnership, L.P. (the "Company and the "Partnership") was formed by Storage USA, Inc. (the "GP"), general partner and holder of approximately 89% of the interest therein, to acquire, develop, construct, franchise and own and operate self-storage facilities throughout the United States. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to partially defer taxation of capital gains. Under the terms of the of the partnership agreement, all proceeds from the issuance of common stock by the GP are contributed to the Partnership in exchange for Units. At December 31, 2000 and 1999, respectively, the GP had an approximate 88.8% and 88.4% partnership interest in the Partnership.
    In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. As of December 31, 2000, the Partnership owned 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its share of the earnings or loss of Franchise in Other Income. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise. Accordingly, the Company will consolidate Franchise for accounting purposes beginning in 2001.
    At December 31, 2000, the Company owned and managed 533 self-storage facilities containing approximately 36,015,000 square feet located in 31 states and the District of Columbia.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The consolidated financial statements include the accounts of the Company and SUSA Management. All intercompany balances and transactions have been eliminated. The Company accounts for Franchise under the equity method and includes its share of the earnings or loss of Franchise in Other Income.

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

     The GP operates so as to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal tax on its distributed income. Therefore, the statement of operations contains no provision for federal income taxes relating to the GP.

Cash and Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition
     Rental income is recorded when due from tenants. Rental income received prior to the start of the rental period is deferred and included in rents received in advance.

Rental and Other Property Income
     Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). A summary of these amounts follows:

                                           For the years ended December 31,
                                        ----------------------------------------
(in thousands)                                 2000          1999          1998
--------------------------------------------------------------------------------
Rental Income                             $ 254,375     $ 243,185     $ 217,286
Other Property Specific Income                4,248         4,116         2,919
--------------------------------------------------------------------------------
Total Rental and Other Property Income    $ 258,623     $ 247,301     $ 220,205
--------------------------------------------------------------------------------

Service Income
     Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the General Electric Capital Corporation ("GE Capital") Development and Acquisition Ventures ("GE Capital Ventures").
Commencing with the third quarter of 2000, general contractor fees were recognized as income to Franchise. Below is a summary of service income:

                                         For the years ended December 31,
                                      ----------------------------------------
(in thousands)                               2000          1999          1998
------------------------------------------------------------------------------
Management fees                           $ 2,904       $ 2,055       $ 1,079
General Contractor fees                       633             -             -
Development fees                              848             -             -
Acquisition fees                              403             -             -
------------------------------------------------------------------------------
Total service income                      $ 4,788       $ 2,055       $ 1,079
------------------------------------------------------------------------------

Other Income
     Other income consists solely of the Company's proportionate share of the net income/(loss) of equity investments including joint ventures and Franchise, as outlined below:

                                        For the years ended December 31,
                                     ----------------------------------------
(in thousands)                              2000          1999          1998
-----------------------------------------------------------------------------
Fidelity joint venture                   $ 1,417         $ 851          $  -
GE joint ventures                           (538)            -             -
Franchise                                   (290)          457           297
Other ventures                               508           547           133
-----------------------------------------------------------------------------
Total other income                       $ 1,097       $ 1,855         $ 430
-----------------------------------------------------------------------------

Interest Expense, net
     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                      For the years ended December 31,
                                   ----------------------------------------
(in thousands)                            2000          1999          1998
---------------------------------------------------------------------------
Interest income                       $ 13,413      $ 13,078       $ 8,660
Interest expense                       (58,650)      (54,375)      (45,239)
---------------------------------------------------------------------------
Interest expense, net                $ (45,237)    $ (41,297)    $ (36,579)
---------------------------------------------------------------------------

    Interest is capitalized during the period of construction on accumulated investments relating to the development of certain qualifying properties. During 2000, 1999, and 1998, total cash paid by the Company for interest was $65.3 million, $55.5 million, and $41.6 million, respectively, which includes $5.0 million, $4.4 million, and $3.5 million, which was capitalized in 2000, 1999, and 1998, respectively.

Interest Rate Management Agreements
     The Company periodically enters into interest rate risk management agreements including interest rate swaps and caps to manage interest rate risk associated with anticipated debt transactions and with its variable rate line of credit. No such agreements were outstanding as of December 31, 2000. Gains and losses, if any, on these transactions are deferred and amortized over the terms of the related debt as an adjustment to interest expense. Any up-front premium is amortized over the effective period of the corresponding agreement as an adjustment to interest expense. Changes in the fair value of the interest rate risk management agreements are not recognized in the financial statements. In the event that any corresponding anticipatory transaction is no longer likely to occur, the Company would mark the derivative to market and would recognize any adjustment in the consolidated statement of operations. The Company does not enter into interest rate risk management agreements for trading or speculative purposes.

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

Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current consolidated financial statement presentation with no impact on previously reported net income or shareholders' equity.


NOTE 3 INVESTMENTS IN STORAGE FACILITIES

     Investments  in storage  facilities  consisted of the following at December
31,

                                                      2000             1999
----------------------------------------------------------------------------
(in thousands)
Land                                             $ 418,507        $ 402,033
Buildings and improvements                       1,197,701        1,143,786
Tenant improvements                                  7,338            1,036
Furniture, fixtures and equipment                   42,525           34,167
Development in progress, including
land                                                44,654           89,870
----------------------------------------------------------------------------
Total                                            1,710,725        1,670,892
Less: accumulated depreciation                    (132,527)         (94,538)
----------------------------------------------------------------------------
                                                $1,578,198       $1,576,354
----------------------------------------------------------------------------


     The above cost balances include facilities acquired through capital leases of $31.5 million at December 31, 2000 and $31.3 million at December 31, 1999. Also included above is $22.8 million at December 31, 2000 and $11.8 million at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1.4 million at December 31, 2000 and $771 thousand at December 31, 1999.

     The following summarizes activity during the periods:

--------------------------------------------------------------------------------
(in thousands)
Cost:
Balance at December 31, 1998                                     $    1,616,215
Property Acquisitions                                                    86,879
Land acquisitions and joint venture development                          71,004
Facility expansions                                                         529
Improvements and other                                                   16,723
Properties exchanged/disposed                                          (120,458)
--------------------------------------------------------------------------------
Balance at December 31, 1999                                     $    1,670,892
--------------------------------------------------------------------------------
Property Acquisitions                                                    18,883
Land acquisitions and joint venture development                          37,398
Facility expansions                                                       4,975
Improvements and other                                                   14,357
Properties exchanged/disposed                                           (35,780)
--------------------------------------------------------------------------------
Balance at December 31, 2000                                     $    1,710,725
--------------------------------------------------------------------------------

Accumulated Depreciation:
Balance at December 31, 1998                                      $      73,496
Additions during the period                                              33,625
Properties exchanged/disposed                                           (12,583)
--------------------------------------------------------------------------------
Balance at December 31, 1999                                      $      94,538
Additions during the period                                              38,062
Properties exchanged/disposed                                               (73)
--------------------------------------------------------------------------------
Balance at December 31, 2000                                      $     132,527
--------------------------------------------------------------------------------

NOTE 4 ADVANCES AND INVESTMENT IN REAL ESTATE


Advances
     During  1997,   the  Company  began  offering   construction   advances  to
franchisees of Franchise to fund the development of franchised self-storage facilities. The loans are collateralized by the property and have a term of four years. Interest only is due on the loans during the first two years, with amortization of principal commencing in the third year based upon a 25-year schedule. Accordingly, limited principal is repaid during the loan term. The Company will advance the funds for construction and start-up costs at a market interest rate based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly. Typically advances represent 70%-90% of the anticipated cost of the project at the prime rate plus one half to one percentage point. In consideration for coordinating the financing as well as other value derived by the franchisee, Franchise typically receives an equity interest in the facility. The equity interest typically allows Franchise to share in 40% to 45% of the positive cash flows of the facility, and if sold, the sale of the facility. Due to the Company's equity participation in the underlying projects (through its 97.5% economic interest in Franchise) all related activity is being accounted for as direct investments in and advances to real estate joint ventures, with current guidance regarding the appropriate recognition of projects' profits and losses being followed by the Company. As of December 31, 2000, the Company is committed to advance an additional $8.0 million for similar construction loans. Based upon management assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors, the need for impairment reserves associated with these advances is considered. No such allowances have been established as of December 31, 2000 and 1999. The table below summarizes certain information related to these advances:

                                                             December 31,
                                             -----------------------------------
(in thousands)                                           2000              1999
--------------------------------------------------------------------------------
Advances (collateralized by first mortgages)        $ 111,476         $ 117,022
Interest rates at end of period                   8.00%-10.50%      8.25%-10.00%
W/A interest rate during period (1)                      9.86%             8.50%
--------------------------------------------------------------------------------

(1) W/A = Weighted average

     Scheduled maturities of advances outstanding at December 31, 2000 are $10.6 million in 2001, $38.3 million in 2002, $55.2 million in 2003 and $7.4 million thereafter. Some of these loans can be extended for an additional year at the option of the franchisee.

Joint Ventures
Fidelity Venture
     On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144.0 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131.0 million, representing Fidelity Management Trust Company's 75% interest in the joint venture and the Company's proportionate share of proceeds from a $93.6 million non-recourse note obtained by the joint venture. The note is secured and has a fixed interest rate of 7.76%. The Company accounts for its investment in the Fidelity Venture under the equity method. The Company's original basis in the Fidelity Venture was equal to 25% of the Company's historical cost basis in the self-storage facilities of approximately $91.2 million, less the approximate $23.4 million in debt proceeds distributed from the joint venture. A $37.1 million gain on the transaction, net of disposition costs, was deferred until such time the Company disposes of its interest in the Fidelity Venture or the underlying properties are sold. Under the terms of the venture agreement, cash flow from operations and liquidation of the venture will be distributed to each member based on its proportionate equity interest. The Company manages the Fidelity Venture and continues to operate all of the venture's assets for a fee.
     The Company recognized $1.4 million in equity earnings from the Fidelity Venture and $1.4 million in management fees for operating the venture's properties in 2000, compared to $845 thousand and $780 thousand, respectively, in 1999. As of December 31, 2000 and 1999, the Company had a recorded negative investment balance in the Fidelity Venture of $300 thousand and $175 thousand respectively. The following table summarizes certain financial information related to the Fidelity Venture:

                                                        December 31,
                                         -------------------------------
(in thousands)                                      2000           1999
------------------------------------------------------------------------
Income Statement:
Property revenues                                $23,017        $12,847
Property expenses                                  7,566          3,939
Net Operating Income                              15,451          8,908
Net income                                         5,666          3,381
Balance Sheet:
Total assets                                    $147,918       $149,475
Total debt                                        91,768         92,976
------------------------------------------------------------------------

GE Capital Corp Ventures
     On December 1, 1999, the Company formed two joint ventures with GE Capital providing for a total investment capacity of $400 million for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160 million Development Venture and a 16.7% interest in the $240 million Acquisition Venture. All of the properties acquired and developed by the ventures will be operated by the Company under a five-year management contract. In addition to the property management, the Company will provide certain fee-based services for the ventures, including identifying suitable development and acquisition opportunities and general contractor services. The Company accounts for these joint ventures under the equity method of accounting.
     During the first quarter of 2000, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53.0 million. The projects were transferred to the Development Venture at the Company's cost of $26.0 million. The Company received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest.
     On February 14, 2000, the Development Venture closed on a debt facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. As of December 31, 2000, the Development Venture had six properties open and operating and three in design and construction.
     During the second quarter, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. The Acquisition Venture acquired six self-storage facilities during 2000 for a cost of approximately $45.2 million. Four of the properties are located in Chicago, two in New York City.
     In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of the GP's common stock at $42 per share. These warrants may be exercised at any time within a five-year period. There were also investment advisory fees incurred in the closing of the

GE Capital Ventures. A total of $3.2 million has been paid, $1.7 million relating to the GE Development Venture, and $1.5 million to the GE Acquisition Venture. These amounts are included in the Company's recorded investment in the joint ventures.
     The Company has recognized during 2000 certain fees related to the GE Capital Ventures as summarized below:

(in thousands)
------------------------------------------------------------
General contractor fees                              $1,018
Development fees                                        848
Acquisition fees                                        403
Management fees                                         159
------------------------------------------------------------
                                                     $2,428
------------------------------------------------------------

     $385 thousand of the general contractor fees was earned by Franchise.
     The Company recognized $287 thousand in equity earnings losses from the GE Capital Ventures for 2000, as well as $251 thousand in additional expenses relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets. As of December 31, 2000 and 1999, the Company had a combined recorded investment of $20.8 million and $2.7 million, respectively, in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures as of December 31, 2000:

                                Development       Acquisition       Total GECC
(in thousands)                      Venture           Venture         Ventures
-------------------------------------------------------------------------------
Income Statement:
Property revenues                     $ 423           $ 2,332          $ 2,755
Property expenses                       662             1,116            1,778
Net Operating Income                   (240)            1,215              975
Net income                             (789)              106             (683)
Balance Sheet:
Total assets                       $ 42,475          $ 50,707          $93,182
Total third party debt               19,727            15,143           41,942
-------------------------------------------------------------------------------

Other Ventures
     The Company has equity interests in several single facility joint ventures. As of December 31, 2000 and 1999, the Company had a combined recorded investment balance in the other joint ventures of $207 thousand and $650 thousand, respectively.


NOTE 5 OTHER ASSETS

     Other assets consist of the following at December 31:

(in thousands)                                            2000             1999
--------------------------------------------------------------------------------
Deposits                                              $  4,449         $  4,147
Accounts receivable                                      4,192            4,855
Mortgages receivable                                     4,019            4,449
Notes receivable                                         6,389            7,445
Other receivables                                        8,237            4,988
Advancements and investments in Franchise                9,464           13,906
Deferred costs of issuances of unsecured notes
   (net of amortization)                                 8,291           10,006

Other                                                    6,345            6,824
--------------------------------------------------------------------------------
                                                      $ 51,386         $ 56,620
--------------------------------------------------------------------------------

      Deferred financing costs are amortized using the interest method over the terms of the related debt.

NOTE 6 BORROWINGS

     The following is a debt maturity schedule as of December 31, 2000:

(in thousands)                             2001        2002          2003         2004         2005    Thereafter
------------------------------------------------------------------------------------------------------------------
Notes payable                             $   -        $  -     $ 100,000        $   -        $   -     $ 500,000
Mortgage note payables                    1,461       1,607         1,769       23,461        4,911        28,166
Non-interest bearing notes                5,150           -             -            -            -             -
------------------------------------------------------------------------------------------------------------------
Total payments due                      $ 6,611     $ 1,607     $ 101,769     $ 23,461      $ 4,911     $ 528,166


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

       December 31,
---------------------------
        2000          1999                 Maturity         Interest
---------------------------------------------------------------------
(in thousands)
   $ 100,000     $ 100,000           November, 2003            7.13%
     100,000       100,000               July, 2006            6.95%
     100,000       100,000           December, 2007            7.00%
     100,000       100,000               June, 2017            8.20%
     100,000       100,000               July, 2018            7.45%
     100,000       100,000           December, 2027            7.50%
---------------------------------------------------------------------
   $ 600,000     $ 600,000

     The proceeds from the issuances of the Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

Line of Credit Borrowings

(in thousands)                                             2000            1999
--------------------------------------------------------------------------------
Total lines of credit at December 31                   $240,000        $240,000
Borrowings outstanding at December 31                  $168,333        $105,500
Weighted average daily borrowing
  during the year                                      $156,093         $93,122
Maximum daily borrowing during
  the year                                             $194,283        $123,093
Weighted average daily interest rate
  during the year                                          7.68%           6.39%
--------------------------------------------------------------------------------

     During 1999, the Company renegotiated its existing line of credit with a group of commercial banks, expanding the borrowing capacity under the line to $200 million and extending the maturity to May 25, 2002. This line bears interest at various spreads over LIBOR based on the Company's long-term debt ratings. At December 31, 2000, the Company also had a $40 million line of credit with a commercial bank. The line bears interest at spreads over LIBOR, matures on July 1, 2001 and is renewable at that time. Neither of these agreements have compensating balance requirements. The agreement imposes several limitations on the Company. The most restrictive of these requires the Company to maintain minimum levels of debt service coverage and limits the level of the Company's total borrowings as a percentage of its assets.

Mortgage Notes Payable
     Mortgage notes payable consist of the following at December 31:
2000
-----------------------------------------------------------------------------------------------------
                                              Face           Assets       Maturity     Interest Rate
(in thousands)                              Amount       Encumbered          Range             Range
-----------------------------------------------------------------------------------------------------
Conventional fixed rate                    $56,152         $146,044      2000-2021      8.1% - 11.5%
Conventional variable rate                   5,223           11,244      2006-2016       7.9% - 9.0%
-----------------------------------------------------------------------------------------------------
                                           $61,375         $157,288
Total Premiums                               5,470
---------------------------------------------------
Mortgage notes payable                     $66,845


1999
-----------------------------------------------------------------------------------------------------
                                              Face           Assets       Maturity     Interest Rate
(in thousands)                              Amount       Encumbered          Range             Range
-----------------------------------------------------------------------------------------------------
Conventional fixed rate                    $58,318         $145,287      2000-2021      8.1% - 11.5%
Conventional variable rate                   5,332           11,244      2006-2016       7.9% - 9.0%
-----------------------------------------------------------------------------------------------------
                                           $63,650         $156,531
Total Premiums                               6,513
---------------------------------------------------
Mortgage notes payable                     $70,163

     Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt.

Other Borrowings
                                                        2000                                          1999
                                    -------------------------------------------------------------------------------------------
(in thousands)                         Face Amount    Carry Value    Imputed Rate    Face Amount    Carry Value   Imputed Rate
-------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing notes                 $ 5,150        $ 4,902           7.50%       $  9,150        $ 8,365          7.50%
Deferred units                              11,000         10,005           7.50%         12,000         10,256          7.50%
Capital Leases                                   -         23,897           7.50%              -         23,832          7.50%
                                    -------------------------------------------------------------------------------------------

     During 1998, the Company issued $15.2 million of unsecured, non-interest bearing notes in exchange for interest in self-storage facilities. The notes were issued at various maturities through 2001. The Company also consummated deferred unit agreements totaling $13.0 million in exchange for interest in self-storage facilities. The agreements have various maturities through 2002, at which time units of limited partnership interest in the Partnership will be issued to satisfy the agreements. During 1998, the Company signed a lease agreement on several self-storage facilities. The lease is being accounted for as a capital lease. An initial deposit of $7.6 million was made at the time of closing and minimum lease payments totaling $9.2 million will be paid to the lessor through 2003 at which time the Company has the option to purchase the facilities for $29.0 million. If the Company does not exercise this option the Lessor has the option to sell the facilities to the Company for $29.3 million. Minimum lease payments broken out between principal and interest by maturity are shown below.

(in thousands)                                 2001        2002         2003
-----------------------------------------------------------------------------
Principal                                      $121        $296      $23,480
Interest                                     $1,788      $1,772       $1,168
-----------------------------------------------------------------------------
Minimum lease payment                        $1,909      $2,068      $24,648

NOTE 7 INCOME PER UNIT

     Basic and diluted income per common unit is calculated by dividing net income attributed to common unitholders by the appropriate weighted average common units as presented in the following table:

                                                                     For the Year Ended December 31,
                                                           ----------------------------------------------
(dollars and units in thousands)                                   2000             1999            1998
---------------------------------------------------------------------------------------------------------
Basic net income per common unit:
   Net income attributable to common unitholders              $  70,130        $  72,291       $  67,932
   Basic weighted average common units outstanding               30,833           31,602          31,137
---------------------------------------------------------------------------------------------------------
   Basic net income per common unit                           $    2.27        $    2.29       $    2.18

Diluted net income per common unit:
   Net income attributable to common unitholders              $  70,130        $  72,291       $  67,932

   Basic weighted average common units outstanding               30,833           31,602          31,137
   Dilutive effect of GP stock options                              117               70             126
---------------------------------------------------------------------------------------------------------
   Diluted weighted average common units outstanding             30,950           31,672          31,263
---------------------------------------------------------------------------------------------------------
   Diluted net income per common unit                         $    2.26        $    2.28       $    2.17


NOTE 8 FINANCIAL INSTRUMENTS

     The Company's carrying amounts and fair value of its financial instruments were as follows as of December 31:

                                                               2000                              1999
                                                ---------------------------------------------------------------------
(in thousands)                                       Carrying value     Fair value     Carrying value     Fair value
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                  $  5,045       $  5,045           $  1,699       $  1,699
Advances(collateralized by first mortgage)                  111,476        111,476            117,022        117,022
Line of credit borrowings                                   168,333        168,333            105,500        105,500
Mortgage notes payable                                       66,845         66,304             70,163         70,163
Notes payable                                               600,000        559,381            600,000        584,457
---------------------------------------------------------------------------------------------------------------------


     The Company, in determining the fair values set forth above, used the following methods and assumptions:

Advances
     Advances accrue interest based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly and therefore fair value approximates carrying value.

Mortgage and Notes Payable and Line of Credit Borrowings
     The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates fair value. The fair value of the mortgage and notes payable were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate at December 31, 2000 and 1999, for similar types of borrowing arrangements.

NOTE 9 COMMITMENTS AND CONTINGENCIES


Lease Agreements
     The Company has various lease agreements for office space. Total future minimum rental payments and corresponding revenues from subtenant payments are outlined below:

                                  2001       2002       2003       2004       2005   thereafter
------------------------------------------------------------------------------------------------
(in thousands)
Lease payments                  $3,691     $2,988     $2,856     $2,856     $2,914      $28,441
Sublease income                    989        956        855        855        926        8,995
------------------------------------------------------------------------------------------------
                                $2,702     $2,032     $2,001     $2,001     $1,988      $19,446
------------------------------------------------------------------------------------------------

     Rental expense under these operating leases approximated $2.8 million in 2000, $1.2 million in 1999, and $1.0 million in 1998. Corresponding sublease income totaled $824 thousand in 2000. There was no sublease income in 1999 or 1998.

Construction Financing
     The Company is committed to advance an additional $8.0 million in construction financing to franchisees of Franchise as described in Note 4. The Company is also a limited guarantor on the financing of three open and operating projects in which Franchise has either a partnership interest or an option to purchase the facility at various times after completion. Under the terms of the guarantee, the Company has the option, upon notice by the financial institution of an event which would require payment by the Company under the guarantee, of
(a) purchasing the note and all related loan documents without recourse or (b) payment of the guarantee. At December 31, 2000, the Company was guarantor on $8.8 million of these financing arrangements, of which $0 was outstanding.

 Redemption of Units
     At December 31, 2000, there were 3.4 million Limited Common Partnership Units ("Units") outstanding. Certain Units are redeemable for an amount equal to their fair market value ($2.6 million based upon a price per Unit of $31.75 at December 31, 2000) payable by the Company in cash or by a promissory note payable in quarterly installments over two years with interest at the prime rate. Units held by other Limited Partners are redeemable, at the option of such Limited Partners, beginning on the first anniversary of their issue, for amounts equal to the then fair market value of their Units ($106 million redeemable at December 31, 2000, based upon a price per Unit of $31.75 at December 31, 2000) payable by the Company in cash or, at the option of the Company, in shares of the GP's common stock at the exchange ratio of one share for each Unit.

NOTE 10 DISTRIBUTIONS (UNAUDITED)

     The Company distributed the following amounts per unit to holders of common Units during 2000, 1999 and 1998.

                                    2000        1999         1998
------------------------------------------------------------------
Distributions                     $ 2.76      $ 2.68       $ 2.56


NOTE 11 PARTNERS' CAPITAL


Stock-Based Compensation Plan
     The GP applies Accounting Principles Board (APB)25 and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS123 "Accounting for Stock-Based Compensation", the GP elected to continue to apply the provisions of APB25. However, pro forma disclosures as if the GP adopted the cost recognition provisions of SFAS123 are required and are presented below along with a summary of the plan and awards.
     The shareholders of the GP have approved and the GP has adopted the Storage USA, Inc. 1993 Omnibus Stock Plan (the "Plan"). The GP has granted options to certain GP directors, officers and key employees to purchase shares its common stock at a price not less than the fair market value at the date of grant. Options granted to employees generally vest over a three to five year period. There are 4 million shares available to be issued under the Plan.


     Generally,  the  optionee has up to ten years from the date of the grant to exercise the options. Plan activity is as follows:
--------------------------------------------------------------------------------------------------------
                                                     Number of              Exercise   Weighted average
                                                       options           price range     exercise price
--------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1997                1,503,489       $ 21.75-$40.375             $34.16
Exercisable at end of year                             546,543       $ 21.75-$ 38.25             $26.78
 Granted                                               710,058        $29.50-$40.313             $31.33
 Exercised                                             (56,100)      $ 24.75-$ 31.25             $26.51
 Cancelled                                            (189,102)      $ 24.75-$40.375             $39.23
--------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1998                1,968,345      $ 21.75-$40.3125             $32.87
Exercisable at end of year                             771,982       $21.75-$40.3125             $30.59
 Granted                                               800,129       $27.5625-31.875             $33.09
 Exercised                                             (79,000)        $31.75-$31.00             $24.30
 Cancelled                                             (93,026)      $38.875-$38.875             $38.75
--------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1999                2,596,448      $ 21.75-$40.3125             $31.66
Exercisable at end of year                           1,039,079       $21.75-$40.3125             $32.63
 Granted                                               498,853      $28.3125-$30.875             $28.36
 Exercised                                             (17,188)        $21.75-$29.50             $24.54
 Cancelled                                            (392,841)    $27.5625-$39.4375             $31.97
--------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2000                2,685,272      $ 21.75-$40.3125             $31.07
Exercisable at end of year                           1,206,611       $21.75-$40.3125             $32.52
--------------------------------------------------------------------------------------------------------

     The  following  table  provides  additional  information  about the options outstanding and exercisable at December 31, 2000:
                                          Options outstanding                       Options exercisable
------------------------------------------------------------------------------------------------------------
                                 Outstanding   Weighted average        Weighted       As of        Weighted
Range of                               as of          remaining         average    Dec. 31,         average
exercise prices                Dec. 31, 2000   contractual life  exercise price        2000  exercise price
------------------------------------------------------------------------------------------------------------
$21.7500 - $25.4625                  187,598               3.51        $22.7847     187,598        $22.7847
$25.4626 - $29.1750                1,129,285               9.20        $27.8759     115,968        $27.6146
$29.1751 - $32.8875                  491,889               7.00        $30.1109     293,220        $30.4182
$32.8875 - $36.6000                  271,222               6.71        $35.4779     184,122        $35.6231
$36.6001 - $40.3125                  605,278               6.69        $38.1104     425,703        $37.9840
------------------------------------------------------------------------------------------------------------
                                   2,685,272               7.60        $31.0671   1,206,611        $32.5192
------------------------------------------------------------------------------------------------------------

     The GP has utilized a Black-Scholes option-pricing model with the following assumptions in order to estimate the fair value of its stock options:

------------------------------------------------------------------------------
                                              2000         1999          1998
------------------------------------------------------------------------------
Risk-free interest rates                      5.77%        6.35%         4.57%
Estimated dividend yields                     9.26%        8.86%         7.50%
Volatility factors of the expected market
price
  of the GP's common shares                  23.42%       22.80%        20.30%
Expected life of the options (years)
                                                 7            7             7
Weighted average fair value                  $2.36        $3.35         $2.56
------------------------------------------------------------------------------

     The following pro forma disclosures were computed assuming the fair value of the options is amortized to compensation expense over the vesting period of the options:

------------------------------------------------------------------------------------
                                                             2000     1999     1998
------------------------------------------------------------------------------------
(in thousands, except per unit data)
Pro forma compensation expense                             $1,355   $1,063   $1,202
Pro forma net income attributable to common unitholders   $68,775  $71,228  $66,732
Pro forma basic net income per common unit                  $2.23    $2.25    $2.14
Pro forma diluted net income per common unit                $2.22    $2.25    $2.13
------------------------------------------------------------------------------------

Employee Stock Purchase and Loan Plan
     As of December 31, 2000, the GP had issued 558 thousand shares of its common stock under the its 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the GP and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current market price. The GP provides 100% financing for the purchase of the shares with interest rates ranging from 5.8% to 9.2% per annum payable quarterly. The underlying notes have personal guarantees and are collateralized by the shares and mature between 2002 and 2007.

Dividend Reinvestment and Stock Purchase Plan
     In 1995, the GP adopted the Dividend Reinvestment and Stock Purchase Plan. Under the plan, the GP offers holders of its common stock the opportunity to purchase, through reinvestment of dividends or by additional cash payments, additional shares of its common stock. The shares of common stock for participants may be purchased from the GP at the greater of the average high and low sales price or the average closing sales price on the investment date or in the open market at 100% of the average price of all shares purchased for the plan. During 2000 and 1999, 7,603 and 3,813 shares, respectively, were issued under the plan.

Stock Purchase Agreement
     On March 1, 1996, the GP entered into a Stock Purchase Agreement with Security Capital U.S. Realty (U.S.Realty) to purchase shares of the GP's common stock. As of December 31, 2000, U.S.Realty owned 11,765,654 shares of the GP's common stock, which represents 43.6% of the outstanding shares of the Company. On March 19, 1996, U.S.Realty also executed a Strategic Alliance Agreement and a Registration Rights Agreement with the Company, which has subsequently been amended. The Strategic Alliance Agreement generally provides that U.S.Realty may nominate a number of directors to the Company's Board of Directors proportionate to its ownership of the GP's common stock and provides certain restrictions on further acquisition or sales of the GP's common stock as well as certain restrictions on the GP. On January 16, 2001, SC Realty Corporation, an indirect wholly-owned subsidiary of Security Capital Group, Incorporated acquired all outstanding shares of the GP's common stock owned by U.S. Realty. As of December 31, 2000, three nominees of Security Capital serve on the GP's Board of Directors. During 2000, the Company paid Security Capital Group, Incorporated or its affiliates $1.3 million for various services received by the Company during the year. The payments included $1.2 million for investment advisory services and $137 thousand for real estate research and insurance related services.

General Partner Contributions
     In 1997, the GP issued 2,461,000 shares of common stock for an aggregate purchase price of $90.4 million. The proceeds from these issuances were contributed to the Partnership in exchange for additional Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit to finance the acquisitions of self-storage facilities and for working capital.
     In December of 1999, the GP announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. The plan was completed in 2000, with 1.2 million shares purchased at a cost of $34.9 million in 2000, and 250 thousand shares at a cost of $7.2 million in 1999. The total 1.4 million shares acquired under the plan were purchased at an average price of $30 per share, representing a total purchase price of $42.1 million.

NOTE 12 PREFERRED UNITS

     On November 12, 1998, the Partnership issued 650,000 units of $100 par value 8.875% Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") valued at $65 million in a private placement. The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series A Preferred Stock of the GP on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units.

NOTE 13 POST EMPLOYMENT BENEFIT PLAN

     The Company contributes to a 401(k) savings plan (a voluntary defined contribution plan) for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Each year through 1999, the Company was obligated to make a matching contribution on the employee's behalf equal to 50% of the participant's contribution to the plan, up to 2% of the participant's compensation. Additionally, Company profit sharing contributions to the plan were determined annually by the Company. Plan changes effective January 1, 2000 eliminate the discretionary profit sharing contributions, but increase the matching contributions. The Company is now obligated to make a matching contribution on the employee's behalf equal to 100% of the first 3% of employee deferrals plus 50% of the next 2% (up to 5%), for a total potential match of 4%, if the employee contributes 5%. Company contributions totaled $2.0 million, $969 thousand, and $661 thousand during 2000, 1999 and 1998, respectively. $571 thousand of the 2000 total reflects additional contributions relating to a Voluntary Compliance Resolution filed with the I.R.S. for plan years 1994 through 1998.

NOTE 14 RECENT ACCOUNTING DEVELOPMENTS

     On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software. In connection with the new SOP, the Company capitalized approximately $351 thousand and $600 thousand of qualifying costs in 2000 and 1999, respectively.
     On June 16, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operation of the Company.

NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for 2000 and 1999:

                                                        First       Second         Third       Fourth
2000                                                  quarter      quarter       quarter      quarter
------------------------------------------------------------------------------------------------------
(in thousands except for per unit data)
Revenue                                               $61,886      $65,592       $70,601      $66,429
Net income attributable to common unitholders         $16,584      $17,004       $18,984      $17,558
Basic net income per common unit                        $0.53        $0.55         $0.62        $0.57
Diluted net income per common unit                      $0.53        $0.55         $0.62        $0.56


                                                        First       Second         Third       Fourth
1999                                                  quarter      quarter       quarter      quarter
------------------------------------------------------------------------------------------------------
(in thousands except for per unit data)
Revenue                                               $60,667      $63,795       $64,467      $62,282
Net income attributable to common unitholders         $15,551      $18,591       $19,716      $18,433
Basic net income per common unit                        $0.49        $0.59         $0.62        $0.59
Diluted net income per common unit                      $0.49        $0.59         $0.62        $0.58


NOTE 16 LEGAL PROCEEDINGS

     On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before the Company was required to respond to these motions, the case was stayed until June 2001. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.
     On November 15, 1999, a purported nationwide class action was filed against the GP and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The ruling may be appealed by the plaintiffs.
     While the ultimate resolution of the two cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.
     On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County, styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the GP and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. On March 19, 2001, all parties to the consolidated action released the Company and the GP from any liability and the actions against the Company and the GP have been dismissed with prejudice.

Schedule III
SUSA Partnership, L.P., Facilities
Real Estate and Accumulated Depreciation as of December 31, 2000

                                                      Initial Cost to SUSA Partnership
                                                    -------------------------------------              Cost of
                                                                              Building &          Improvements
State   Property Name                 Encumbrances                Land          Fixtures    Sub to Acquisition
--------------------------------------------------------------------------------------------------------------------------
  AL    Birmingham/Hwy 280                                     348,919           953,148              95,746
  AL    Birmingham/Palisades Blvd                              571,924         1,546,313              61,259
  AZ    Oracle                                                 587,844         1,595,864           1,628,125
  AZ    East Phoenix                                           370,586         1,021,566             231,060
  AZ    Tempe                                                  878,690         2,389,598             117,348
  AZ    Cave Creek                                             824,369         2,244,177              80,429
  AZ    Alma School                                            785,504         2,162,032              74,426
  AZ    Metro-21st/Peoria-Phoenix                              599,712         1,638,042           1,806,953
  AZ    7th St/Indian Sch-Phoenix                              518,977         1,418,677           1,811,234
  AZ    Phoenix/32nd Street                                  1,346,245         3,670,885              33,291
  AZ    Mesa/Country Club                                      554,688         1,503,241             128,061
  AZ    Mesa/East Main St                 1,405,125            913,783         2,479,293             250,227
  AZ    Phoenix/Bell Road                                    1,312,139         3,547,636             120,222
  AZ    Tucson/S Santa Clara Ave                               542,275         1,486,171             130,164
  AZ    Phoenix/N 43rd Avenue                                1,307,809         3,541,123             274,590
  AZ    Phoenix/N 25th Avenue                                  537,482         1,457,678              94,940
  AZ    Phoenix/2331 W Ind Sch                                 537,759         1,458,428             184,276
  AZ    Mesa/N Power Rd                                        454,601         1,231,582              73,508
  AZ    Chandler/3026 S Ctry Club                              525,840         1,429,081             244,191
  AZ    Tempe/E Southshore Dr             1,150,472            798,272         2,158,290             287,178
  CA    Marina Del Rey                                       1,954,097         5,293,255             142,274
  CA    Campbell                                               989,715         2,684,079             329,612
  CA    Monterey I & II                                      1,556,242         4,223,039             332,676
  CA    Santa Cruz                                           1,036,838         2,812,668             327,137
  CA    Scotts Valley                                          601,093         1,634,485             297,978
  CA    Santa Clara                                          1,362,331         3,738,431             162,921
  CA    Watsonville                                            430,931         1,173,809             267,085
  CA    Point Loma                                           2,135,347         5,777,511             488,968
  CA    Rialto                                                 695,327         1,921,602             157,800
  CA    Yucaipa                                                411,580         1,145,267              37,711
  CA    Fallbrook                                              418,763         1,154,513              84,986
  CA    Hemet                                                  455,585         1,252,504           1,526,514
  CA    San Bernardino/Baseline                              1,220,837         3,325,258             168,336
  CA    Colton                                                 514,276         1,425,550             141,854
  CA    San Marcos                                             318,260           879,411              91,300
  CA    Capitola                                               827,352         2,283,337              87,153
  CA    Oceanside                                            1,236,627         3,383,435              86,640
  CA    San Bernardino/Waterman                                708,661         1,941,602             232,833
  CA    Santee                                                 879,599         2,382,970             282,392
  CA    Santa Ana                                            1,273,489         3,456,542              73,645
  CA    Garden Grove                                         1,137,544         3,087,956              97,923
  CA    City of Industry                                       899,709         2,453,012             130,860
  CA    Chatsworth                                           1,740,975         4,744,309             170,545
  CA    Palm Springs/Tamarisk                                  816,416         2,229,985             149,621
  CA    Moreno Valley                                          413,759         1,142,629             196,407
  CA    San Bern/23rd St                                       655,883         1,803,082             113,187
  CA    San Bern/Mill Ave                                      368,526         1,023,905             106,460
  CA    Highlands                                              626,794         1,718,949              54,207
  CA    Redlands                                               673,439         1,834,612             275,890
  CA    Palm Springs/Gene Autry                                784,589         2,129,022              63,296
  CA    Thousand Palms                                         652,410         1,831,765           2,427,094
  CA    Salinas                                                622,542         1,731,104              83,376
  CA    Whittier                                               919,755         2,516,477             131,636
  CA    Florin/Freeport-Sacramento                             824,241         2,262,310             162,718




  CA    Sunrise/Sacramento                                     819,025         2,231,500             144,617
  CA    Santa Rosa                                           1,351,168         3,669,084             136,936
  CA    Huntington Beach                                       838,648         2,309,309             265,051
  CA    La Puente/Valley Blvd                                  992,211         2,710,041              90,631
  CA    Huntington Bch II/McFadden                           1,050,495         2,846,043             149,498
  CA    Hawaiian Gardens/Norwalk                             1,956,411         5,353,015             133,643
  CA    Sacramento/Auburn Blvd                                 666,995         1,808,847             281,620
  CA    Vacaville/Bella Vista                                  680,221         1,873,594              39,330
  CA    Sacramento/Perry                                       452,480         1,225,139              98,132
  CA    Cypress/Lincoln Avenue                                 795,173         2,178,391              48,868
  CA    Hollywood/N Vine St                                  1,736,825         4,735,794              84,158
  CA    Los Angeles/Fountain Ave          1,747,588            835,269         2,318,852             298,262
  CA    Long Beach/W Wardlow Rd                                988,344         2,714,905              76,842
  CA    Riverside/Arlington Ave                                596,109         1,676,348             210,703
  CA    Orange/S Flower St                                   1,563,079         4,245,104           2,093,305
  CA    Huntington Bch/Warner Ave                            3,308,574         8,976,395             174,769
  CA    Anaheim/W Penhall Way                                  977,584         2,664,764              83,619
  CA    Santa Ana/W Fifth St                                   760,131         2,109,283              88,278
  CA    Long Beach/E Carson St                               1,485,186         4,033,235             171,823
  CA    Long Beach/W Artesia Blvd                            2,025,400         5,552,032             156,696
  CA    El Segundo/El Segundo Blv                            2,065,840         5,598,384             188,920
  CA    Gardena/E Alondra Blvd                               1,080,093         2,944,755              61,716
  CA    Pico Rivera/E Slauson Ave                            1,823,075         4,954,864             144,501
  CA    Whittier/Comstock                                    1,230,548         3,346,862             234,657
  CA    Baldwin Park/Garvey Ave                                568,380         1,552,405              69,467
  CA    Glendora/E Arrow Hwy                                   873,562         2,378,316              73,612
  CA    Pomona/Ridgeway                                        810,109         2,242,407             254,764
  CA    Riverside/Fairgrounds St                               675,019         1,867,609              78,445
  CA    Cathedral City/E Ramon Rd                            1,485,254         4,047,848             176,876
  CA    Palm Springs/Radio Road                              1,011,684         2,765,751             226,873
  CA    Campbell/187 E Sunnyoaks                               781,574         1,658,248             239,374
  CA    Roseville/6th Street                                   793,202         2,153,320             189,185
  CA    Roseville/Junction Blvd                                918,175         2,484,109              76,274
  CA    Spring Valley/Jamacha Rd                               823,892         2,232,496             202,341
  CA    N Highlands/Elkhorn Blvd                               490,354         1,325,770             242,740
  CA    Los Angeles/Centinela Ave                                    -         2,975,910             147,382
  CA    Los Alamitos/Cerritos Ave                            2,027,330         5,481,290             413,210
  CA    Los Angeles/W Pico Blvd                              1,122,500         3,034,910             284,966
  CA    Redwood City/Willow St                               3,107,679         3,285,844             612,012
  CA    Oceanside/Oceanside Blvd                             2,283,822         6,174,777             232,151
  CA    Campbell/Curtner Ave                293,914          2,170,551         5,301,352               7,497
  CO    Broomfield/W 120th Ave                                 690,949         1,899,169              23,343
  CO    Lakewood/W Mississippi                               1,348,480         3,658,455             130,308
  CO    Denver/W 96th Ave                                      857,144         2,325,371              11,078
  CT    Wethersfield                                           472,831         1,294,408             968,220
  CT    East Hartford                                          992,547         2,700,212             149,877
  CT    Waterbury                                              746,487         2,036,915             115,505
  CT    Rocky Hill                                           1,327,857         3,608,978           1,124,913
  CT    Farmington                                           1,272,203         3,454,995              98,627
  CT    Stamford/Commerce Rd                                 3,159,903         8,547,884             101,530
  CT    Brookfield/Brookfield-Fed                            1,042,980         2,819,920             144,104
  FL    Longwood                                               862,849         2,387,142              94,822
  FL    Sarasota                                             1,281,966         2,007,843           1,667,919
  FL    WPB Southern                                           226,524           922,193           3,082,015
  FL    WPB II                                                 572,284         2,365,372             104,585
  FL    Ft. Myers                                              489,609         1,347,207             813,242
  FL    North Lauderdale                                     1,050,449         2,867,443             837,698
  FL    Naples                                                 636,051         1,735,211             166,718
  FL    Hallandale                                           1,696,519         4,625,578             216,955
  FL    Davie                                                2,005,938         5,452,384             159,376
  FL    Tampa/Adamo                                            837,180         2,291,714             124,074
  FL    SR 84 (Southwest)                                    1,903,782         5,187,373             154,651
  FL    Quail Roost                       1,474,648          1,663,641         4,533,384             148,180
  FL    Tamiami                                              1,962,917         5,371,139              98,517




  FL    Highway 441 (2nd Avenue)                             1,734,958         4,760,420              93,182
  FL    Miami Sunset                                         2,205,018         6,028,210              96,819
  FL    Doral (Archway)                                      1,633,500         4,464,103             149,328
  FL    Boca Raton                                           1,505,564         4,123,885             164,247
  FL    Ft Lauderdale                                        1,063,136         2,949,236             107,703
  FL    Coral Way                         2,865,857          1,574,578         4,314,468             367,599
  FL    Miller Rd.                                           1,409,474         3,898,643             125,454
  FL    Harborview/Port Charlotte                              883,344         2,400,333           1,417,286
  FL    Miami Gardens/441                                      540,649         1,469,557             226,483
  FL    Miramar/State Rd 7                                   1,797,370         4,892,278             561,353
  FL    Delray Bch/W Atlantic Blvd                             388,538         1,059,895             151,391
  FL    Sarasota/N Washington Bl                             1,038,538         2,822,939             183,262
  FL    West Palm Bch/N Military                               791,677         2,140,460              42,373
  FL    Miami/SW 127th Ave                                           -         5,491,430              37,980
  FL    WPB/Congress Avenue                                    474,880         3,136,069           2,037,177
  FL    WPB/Okeechobee Blvd                                  1,273,005         3,063,825              41,228
  FL    Bradenton/Manatee Ave                                  840,035         2,271,607              19,959
  FL    Brandon/Providence Road                                833,806         1,213,189             147,346
  GA    South Cobb                                             161,509         1,349,816             198,019
  GA    Lilburn                                                634,879         1,724,697             139,161
  GA    Eastpoint                                              807,085         2,194,489             896,730
  GA    Acworth                                                333,504           917,825           1,140,174
  GA    Western Hills                                          682,094         1,855,712           1,127,617
  GA    Stone Mountain                                       1,053,620         2,908,080             108,347
  IL    Chicago/W Fullerton Ave                              1,001,294         2,709,083              18,763
  IN    Marion/W 2nd St                                        230,497           660,932             117,620
  IN    Indianapolis/N Illinois                                365,621           993,582             126,081
  IN    Indianapolis/W 10th St                                 598,465         1,627,324             143,942
  IN    Indianapolis/Hawthorn Pk                             1,257,359         3,409,578             240,672
  IN    Indianapolis/E 56th St                               1,053,343         2,856,687             153,774
  IN    Indianapolis/E 42nd St                                 665,547         1,809,692             157,547
  IN    Indianapolis/E 86th St                                 397,221         1,087,020             119,996
  IN    Indianapolis/Beachway Dr                               526,117         1,432,517             107,624
  IN    Indianapolis/Crawfordsvil                              267,217           732,526              97,865
  IN    Indianapolis/Fulton Dr                                 323,210           881,916             215,168
  IN    Indianapolis/N Meridian                                      -            11,011             543,915
  IN    Indianapolis/Fry Rd                                    617,315         1,694,127             236,879
  IN    Greenwood/E Stop 11 Rd                                 794,443         2,158,189             151,600
  IN    Clarksville/N Hallmark                                  53,776           157,730             152,231
  IN    Jeffersonville/E 10th St                               301,589           826,943             815,213
  IN    New Albany/Grant Line Rd                               188,493           519,965             103,079
  IN    Jeffersonville/W 7th St                                329,308           902,889             151,389
  IN    Clarksville/Woodstock Dr                               286,620           785,272             111,023
  IN    New Albany/Progress Blvd                               387,797         1,061,123             133,022
  KS    Olathe                                                 429,808         1,176,442             114,117
  KY    Louisville/Bardstown                                   664,899         1,812,323              50,530
  KY    Louisville/Dixie Highway                               649,638         1,790,623              80,694
  KY    Louisville/Preston Hwy                                 863,390         2,346,688           1,718,166
  KY    Valley Station/Val Sta Rd                              623,828         1,697,482             747,643
  KY    Louisville/Adams St                                    752,032         2,049,063             169,524
  MA    Whitman                                                544,178         1,487,628           2,318,312
  MA    Brockton                                             1,134,761         3,104,615             101,437
  MA    Northborough                                           822,364         2,279,586             145,461
  MA    Nashua/Tyngsboro                                     1,211,930         3,293,838             115,295
  MA    South Easton                                           909,912         2,465,382             107,693
  MA    North Attleboro                                        908,949         2,460,427           1,768,697
  MA    Fall River                                             773,781         2,097,333             161,973
  MA    Salisbury                                              771,078         2,096,159              95,084
  MA    Raynham/Broadway                                       128,851           352,739           1,610,148
  MA    Plainville/Washington St                               802,165         2,805,865             233,720
  MA    Abington/Bedford Street                                850,574         2,299,700              26,144
  MA    Stoughton/Washington St                                873,582         2,361,908              19,548
  MA    Everett/329 Second Street                            4,641,543         2,069,531               7,267
  MD    Annapolis/Route 50                3,116,413          1,565,664         4,324,670             879,582




  MD    Silver Spring                                        2,776,490         4,455,110             118,143
  MD    Columbia                                             1,057,034         3,289,952             129,780
  MD    Rockville                                            1,376,588         3,765,848             173,694
  MD    Annapolis/Trout                                      1,635,928         4,430,887             166,323
  MD    Millersville                                         1,501,123         4,101,854             105,577
  MD    Waldorf                                              1,168,869         3,175,314              51,959
  MD    Rt 3/Millersville                                      546,011         1,493,533              82,302
  MD    Balto City/E Pleasant St                             1,547,767         4,185,072             849,643
  MD    Wheaton/Georgia Avenue                               2,524,985         6,826,813             173,460
  MD    Owings Mills/Owings Mills                            1,232,000         2,695,300             503,684
  MD    Columbia/Berger Rd                2,539,587          1,301,350         3,518,450             597,731
  MD    Germantown/Wisteria Dr            2,163,396          1,507,010         4,074,500             457,766
  MD    Towson/E Joppa Rd                                            -         5,019,296           2,382,560
  MD    Bethesda/River Road                                  2,688,520         7,268,950               9,052
  MD    Towson/203 E Joppa Rd                                1,307,339         3,618,848             838,120
  MD    Germantown/Fredrick Rd                               2,058,984         1,819,481           1,791,660
  MI    Lincoln Park                                           761,209         2,097,502           1,965,867
  MI    Tel-Dixie                                              595,495         1,646,723              91,779
  MI    Troy/Coolidge Highway                                1,264,541         3,425,505              93,962
  MI    Grand Rapids/28th St SE                                598,182         1,621,080             113,012
  MI    Grandville/Spartan Ind Dr                              579,599         1,840,838              95,578
  MI    Linden/S Linden Rd                                     608,318         1,725,631             187,878
  MI    Farmington Hills/Gr Riv                                      -            21,690             152,794
  MI    Belleville/Old Rawsonvill                            1,604,420         4,337,870             143,808
  MI    Canton/Canton Center Rd                              1,058,080         2,860,740             117,511
  MI    Chesterfield/23 Mild Rd                              1,069,360         2,891,220             128,723
  MI    Mt Clemens/N River Rd                                  804,822         2,176,000             130,668
  MI    Shelby Twnshp/Van Dyke                               1,646,340         4,451,210              82,676
  MI    Southgate/Allen Road                                   903,934         2,443,966              43,779
  MI    Ypsilanti/Carpenter Rd                               1,294,443         3,499,784              93,288
  MO    Grandview                                              511,576         1,396,230             187,774
  NC    Charlotte/Tryon St                                   1,003,418         2,731,345              79,865
  NC    Raleigh/Hillsborough St                                753,296         2,051,496              65,934
  NC    Charlotte/Amity Rd                                     947,871         2,583,190             145,738
  NC    Fayetteville/MacArthur                                 597,765         1,689,315             140,811
  NC    Fayetteville/Rim Rd                                    514,208         1,417,324              28,161
  NC    Wilmington/Market St                                   622,720         1,704,743              51,349
  NC    Pineville/Crump Road                                   763,330         2,063,820              69,165
  NJ    Lawnside                                             1,095,126         2,972,032             403,386
  NJ    Cherry Hill/Cuthbert                                   720,183         1,894,545             112,703
  NJ    Cherry Hill/Route 70                                   693,314         1,903,413             125,718
  NJ    Pomona                                                 529,657         1,438,132              82,674
  NJ    Mays Landing                                           386,592         1,051,300              57,825
  NJ    Hackensack/S River St             7,245,484          3,646,649         9,863,617           1,539,208
  NJ    Secaucus/Paterson Plank           5,345,628          2,851,097         7,712,681           1,191,768
  NJ    Harrison/Harrison Ave             1,210,522            822,192         2,227,121             537,182
  NJ    Orange/Oakwood Ave                3,849,772          2,408,877         6,517,030             954,143
  NJ    Flanders/Bartley Flanders                              645,486         1,749,362              77,540
  NJ    Mt Laurel/Ark Road                                     678,397         1,866,032              64,643
  NJ    Ho Ho Kus/Hollywood Ave                              4,474,785        12,117,431             153,085
  NJ    Millville/S Wade Blvd                                  302,675           829,306             178,281
  NJ    Williamstown/Glassboro Rd                              483,584         1,316,646             163,492
  NJ    West New York/55th St                                  852,042         2,303,670             147,242
  NJ    Englewood/Grand Avenue                               1,039,298         3,674,024           1,570,412
  NJ    Edgewater/River Road                                 2,819,510         7,623,119               5,931
  NJ    Tom's River/Route 37 East                            1,019,345         2,756,007               9,915
  NM    Lomas                                                  251,018           691,453              89,956
  NM    Montgomery                                             606,860         1,651,611             120,317
  NM    Legion                                                       -         1,873,666             157,411
  NM    Ellison                                                642,304         1,741,230              60,783
  NM    Hotel Circle                                           277,101           766,547             940,745
  NM    Eubank                                                 577,099         1,568,266             315,041
  NM    Coors                                                  494,400         1,347,792             120,619
  NM    Osuna                                                  696,685         1,891,849             308,134




  NM    Santa Fe/875 W San Mateo          2,402,471          1,055,760         2,854,470             409,135
  NM    Albuquerque/Central Ave,E                              549,778         1,492,587             333,984
  NV    Rainbow                                                879,928         2,385,104             185,652
  NV    Oakey                                                  663,607         1,825,505             107,479
  NV    Tropicana                                              803,070         2,179,440             263,545
  NV    Sunset                                                 934,169         2,533,803             247,560
  NV    Sahara                                               1,217,565         3,373,622             205,550
  NV    Charleston                                             557,678         1,520,140             102,209
  NV    Las Vegas-Sahara/Pioneer                             1,040,367         2,842,388             103,265
  NV    Las Vegas/S Nellis Blvd                                619,239         1,749,528             134,347
  NV    Las Vegas/W Cheyenne Rd                                815,468         2,204,780             241,699
  NV    Henderson/Stephanie Pl            2,554,874          1,623,290         4,388,890             442,810
  NV    Las Vegas/5801 W Charlest                              929,185         2,512,240             121,359
  NY    Coram/Bald Hill                                      1,976,332         5,352,301             153,741
  NY    Mahopac/Rt 6 and Lupi Ct                             1,299,571         3,530,956             120,409
  NY    Kingston/Sawkill Rd                                    677,909         1,845,654             138,969
  NY    New Paltz/So Putt Corners                              547,793         1,498,124             173,237
  NY    Saugerties/Route 32                                    677,909         1,839,254             211,752
  NY    Amsterdam/Route 5 So                                   394,628         1,070,360              89,072
  NY    Ridge/Middle Country Rd                              1,357,430         3,670,090              78,651
  NY    Bronx/Third Avenue                                     763,367         2,063,920             186,962
  NY    New Rochelle/Huguenot St                             1,360,120         3,677,360             299,491
  NY    Mt Vernon/Northwest St                                       -         5,139,250             347,698
  NY    Bronx/Zerega Avenue                                  1,586,900         4,290,520             231,269
  NY    Bronx/Bruckner Blvd                                  4,641,070        12,548,400             549,724
  NY    Bronx/112 Bruckner Blvd                              2,813,340         7,606,440             135,938
  NY    Brooklyn/Albemarle Rd             3,825,589          3,321,900         8,981,430             639,628
  NY    Long Island City/Starr            6,703,634          4,228,040        11,431,400             902,996
  NY    New York/W 143rd St                                  1,826,321         4,937,833             111,802
  NY    Brooklyn/John St                  4,195,240          3,319,740         8,975,590             852,524
  NY    New York/W 21st St.                                  3,920,699        10,600,417             165,890
  NY    Hicksville/S Broadway                                1,223,817         3,308,839              23,649
  NY    Yonkers/Saw Mill River                               1,547,491         4,183,958             159,183
  NY    White Plains/S Kensico                               1,297,085         3,506,934             197,266
  NY    New York/531 W 21st St                               3,933,027        10,633,741             124,707
  NY    Hauppage/Old Willets Path                              713,348         4,133,745               6,247
  OH    Akron/Chenoweth Rd                                     540,716         1,519,499             115,045
  OH    Streetsboro/Frost Rd                                   622,041         1,836,890             157,080
  OH    Kent/Cherry St                                         513,752         1,454,983              73,866
  OH    Amherst/Leavitt                                        392,212         1,131,603              82,218
  OH    East Lake/Lakeland Blvd                                432,656         1,237,086             165,715
  OH    Mentor/Mentor Ave                                    1,051,222         2,910,600             108,292
  OH    Mentor/Heisley Road                                    337,560           986,802             177,829
  OH    Columbus/W Broad St                                    891,738         2,423,670             218,197
  OH    Columbus/S High St                                     785,018         2,127,507             118,640
  OH    Columbus/Innis Rd                                    1,694,130         4,585,478             939,491
  OH    Columbus/E Main St                                     665,547         1,808,554             161,708
  OH    Columbus/E Cooke Rd                                    891,461         2,415,298           1,288,232
  OH    Worthington/Reliance St                                519,187         1,408,980             138,951
  OH    Delaware/State Rt 23                                    76,506           213,346              60,234
  OH    Trotwood/Salem Bend Dr                               1,041,424         2,834,894             158,435
  OH    Worthington/Alta View Blv                              437,308         1,185,419              41,785
  OH    Columbus/W Dublin-Grand           1,514,392            801,749         2,170,758             212,969
  OH    Dublin/Old Avery Road                                  712,038         1,928,205             100,143
  OH    Hilliard/Parkway Lane                                  739,230         2,001,725              90,969
  OH    Columbus/Urlin Avenue             1,548,269            803,372         2,172,080             211,455
  OH    Columbus/Schofield Dr                                  578,248         1,563,410             131,138
  OH    Columbus/Wilson Road                                   729,548         1,972,480             136,388
  OH    Columbus/2929 Dublin Rd                                707,428         1,912,680             120,784
  OH    Columbus/Kenny Road                                    715,395         1,934,220             151,696
  OH    Columbus/South Hamilton                                357,786           967,348             107,049
  OK    Sooner Road                                            453,185         1,252,031             142,890
  OK    10th Street                                            261,208           743,356           1,324,622
  OK    Midwest City                                           443,545         1,216,512             115,877




  OK    Meridian                                               252,963           722,040             396,919
  OK    Air Depot                                              347,690           965,923             148,517
  OK    Peoria                                                 540,318         1,488,307             106,155
  OK    11th & Mingo                                           757,054         2,071,799             228,401
  OK    Skelly                                                 173,331           489,960             113,777
  OK    Lewis                                                  642,511         1,760,304              45,715
  OK    Sheridan                                               531,978         1,509,718             124,044
  OK    OKC/33rd Street                                        267,059           741,710             128,678
  OK    OKC/South Western                                      721,181         1,958,872              24,852
  OK    Tulsa/So Garnett Road                                  966,052           497,746              39,538
  OK    NW Expressway/Roxbury                                  598,527         1,631,870             305,228
  OR    Hillsboro/229th Ave                                  1,198,358         3,249,301             108,782
  OR    Beaverton/Murray Ave                                 1,086,999         2,948,220             109,715
  OR    Aloha/185th Ave                                      1,337,157         3,624,573              60,111
  PA    King of Prussia                                      1,354,359         3,678,011             134,785
  PA    Warminster                                             891,048         2,446,648             384,079
  PA    Allentown                                              578,632         1,583,744             117,554
  PA    Bethlehem                                              843,324         2,317,298             114,837
  PA    Norristown                                             868,586         2,405,332              94,682
  PA    Malvern/E Lancaster                                    433,482         2,833,980           2,356,611
  PA    West Chester/Downington                                567,546         1,613,461              40,002
  PA    Huntingdon Valley/Welsh                                583,650         1,578,020              45,130
  PA    Philadelphia/Wayne Ave                               1,781,940         4,817,840             256,336
  TN    SUSA Partnership L.P.                               13,783,769        30,954,093          24,692,159
  TN    Summer                                                 172,093         2,663,644             181,645
  TN    Union                                                  286,925         1,889,030           2,647,611
  TN    Memphis/Mt Moriah                                      692,669         1,598,722           1,457,618
  TN    Antioch/Nashville                                      822,125         2,239,684             219,347
  TN    Keyport (Gateway)                                      396,229         1,080,547             154,216
  TN    Chattanooga                                            484,457         1,360,998           1,172,456
  TN    Memphis/Ridgeway                                       638,757         1,141,414           1,280,024
  TN    Winchester                                             774,069         2,260,361           1,248,419
  TN    Nashville/Lebanon Pike                               1,366,208         3,748,062              73,557
  TN    Nashville/Haywood                 1,067,590            423,170         1,166,891             189,436
  TN    Nashville/Murfreesboro              797,838            344,720           950,811           1,754,313
  TN    Memphis/2939 Poplar                                  1,750,286         1,986,417           2,736,058
  TN    Nashville/Trousdale                                  1,440,860         3,901,994             768,540
  TN    Nashville/Murfreesboro                               1,222,229         3,309,033             164,745
  TN    Nashville/Old Hickory Rd                             1,271,786         3,444,402             246,236
  TN    Antioch/Bell Road                                      841,235         2,280,513             166,160
  TN    Franklin/Liberty Pike                                  844,335         2,287,937             957,041
  TN    Memphis/5675 Summer Ave                                399,486         1,103,101             116,938
  TN    Memphis/4705 Winchester                                425,797         1,171,967             241,691
  TN    Memphis/Madison Avenue                                 189,329           523,890             157,463
  TN    Memphis/Raleigh-LaGrange                               282,744           788,041              99,027
  TN    Memphis/4175 Winchester                                233,054           661,583              83,164
  TN    Memphis/American Way                                   326,495           911,122             215,026
  TN    Memphis/6390 Winchester                                348,906           976,683             137,164
  TN    Collierville/W Poplar                                1,122,353         2,372,249              28,735
  TN    Antioch/2757 Murfreesboro         2,357,153          1,299,380         3,531,925             301,313
  TN    Memphis/Shelby Oaks                                    446,424         1,219,883             182,687
  TN    Cordova/Autumn Creek                                   760,818         2,057,030              95,430
  TN    Cordova/N Germantown                                   991,310         2,680,210             133,406
  TN    Cordova/Moriarty Rd                                    679,285         1,836,580             108,618
  TN    Cordova/Germantown Pkwy                              1,434,990         2,371,420             272,016
  TN    Memphis/Hickory Hill                                   720,000         3,560,989             190,071
  TN    Bartlett/Germantown Rd N                               720,188         1,944,173              61,743
  TN    Memphis/7301 Winchester                              1,016,188         2,747,471              59,296
  TN    Bartlett/6937 Stage Road                               624,662         2,125,412             870,232
  TN    Memphis/Kirby Parkway                                  554,334         1,498,754             153,166
  TN    Memphis/Covington Way                                1,005,904         2,719,667              16,223
  TX    White Settlement                                       920,149         2,496,150           1,389,769
  TX    Airport Freeway                                        616,535         1,678,683             329,476
  TX    Midway                                                 851,959         2,310,475           1,400,282




  TX    Dallas/Preston                                       1,194,744         3,245,423              39,441
  TX    Bedford                                                923,948         2,525,303             107,419
  TX    Spring/I-45 North                                    1,110,728         3,005,855             170,732
  TX    Sugarland/Old Mill Rd                                  675,660         1,830,545             154,053
  TX    Dallas/N Dallas Pkwy                                   894,127         2,446,468              42,452
  TX    Alvin/Mustang Road                                     371,866         1,082,427              33,599
  TX    Clute/Brazos Park Drive                                614,354         1,665,736             241,836
  TX    Houston/South Main                                   1,105,840         2,992,930              21,794
  TX    Austin/McNeil Drive                                    916,980         2,479,240              36,565
  TX    Plano/Wagner Way                                     1,046,620         2,829,760              25,220
  TX    Carrollton/W Frankford Rd                              797,598         2,156,470              33,357
  TX    Pasadena/Red Bluff Rd                                  605,356         1,636,700             100,025
  TX    Dallas/N Central Express                             1,215,080         3,285,210              86,043
  TX    Spring/Spring Stuebner                                 621,986         1,681,670             119,449
  TX    Addison/16280 Addison Rd                             1,386,743         3,749,346              60,499
  TX    Grapevine/State Highway                              1,254,651         3,392,203              26,719
  TX    Dallas/Lemmon Ave                                    1,211,599         3,275,805              62,537
  TX    Dallas/19211 Preston Road                            1,371,378         3,707,800              31,371
  UT    Sandy                                                  949,065         2,573,696              87,756
  UT    West Valley                                            576,248         1,579,605              69,717
  VA    Fairfax Station                                      1,019,015         2,115,385             349,607
  VA    Chantilly                                              882,257         2,395,841             834,453
  VA    Reston                                                 551,285         2,260,947             261,384
  VA    Falls Church                                         1,226,409         3,348,761             216,584
  VA    Willow Lawn                                          1,516,115         4,105,846           2,202,720
  VA    Stafford/Jefferson Davis                               751,398         2,035,961             118,158
  VA    Fredericksburg/Jefferson                               668,526         1,812,040             260,575
  VA    Fredericksburg/Plank Rd                                846,358         2,287,063           1,544,742
  VA    Alexandria/N Henry St                                2,424,650         6,555,535             199,732
  VA    Falls Church/Hollywood Rd                            2,209,059         5,972,642             173,292
  VA    Alexandria/Kings Centre                              1,612,519         2,207,382             849,169
  VA    Fairfax/Prosperity Ave                               1,132,852         3,171,245             599,159
  VA    Sterling/Woodland Rd                                   653,670         3,143,418             117,388
  VA    Falls Church/Seminary Rd                               580,267         2,299,633               7,463
  WA    Vancouver/78th St                                      753,071         2,045,377              85,661
  WA    Seattle/N 130th Street                               1,763,737         4,768,623               4,577
                                      -----------------------------------------------------------------------

                                         61,375,456        418,177,999     1,132,474,994       160,071,956

                                      =======================================================================

                                             Gross Amount at Close of Period
                                    -------------------------------------------------                                   Depreciable
                                                        Building &   Land & Building      Accumulated  Year Placed Life of Building
State   Property Name                      Land           Fixtures             Total     Depreciation   in Service        Component
------------------------------------------------------------------------------------------------------------------------------------
  AL    Birmingham/Hwy 280              353,429          1,044,384         1,397,813        (129,679)         1996               40
  AL    Birmingham/Palisades Blvd       580,592          1,598,904         2,179,496         (52,509)         1999               40
  AZ    Oracle                          913,144          2,898,689         3,811,833        (299,056)         1994               40
  AZ    East Phoenix                    370,586          1,252,626         1,623,212        (175,613)         1995               40
  AZ    Tempe                           879,017          2,506,619         3,385,636        (362,198)         1995               40
  AZ    Cave Creek                      824,369          2,324,606         3,148,975        (322,816)         1995               40
  AZ    Alma School                     789,076          2,232,886         3,021,962        (298,995)         1996               40
  AZ    Metro-21st/Peoria-Phoenix     1,013,070          3,031,637         4,044,707        (260,804)         1996               40
  AZ    7th St/Indian Sch-Phoenix       736,550          3,012,338         3,748,888        (190,639)         1996               40
  AZ    Phoenix/32nd Street           1,347,052          3,703,369         5,050,421        (413,453)         1996               40
  AZ    Mesa/Country Club               558,822          1,627,168         2,185,990        (179,542)         1996               40
  AZ    Mesa/East Main St               965,186          2,678,117         3,643,303        (280,870)         1996               40
  AZ    Phoenix/Bell Road             1,319,860          3,660,137         4,979,997        (390,326)         1996               40
  AZ    Tucson/S Santa Clara Ave        543,219          1,615,391         2,158,610        (161,569)         1997               40
  AZ    Phoenix/N 43rd Avenue         1,314,457          3,809,065         5,123,522        (349,153)         1997               40
  AZ    Phoenix/N 25th Avenue           541,455          1,548,645         2,090,100        (138,980)         1997               40
  AZ    Phoenix/2331 W Ind Sch          541,733          1,638,730         2,180,463        (150,212)         1997               40
  AZ    Mesa/N Power Rd                 458,286          1,301,405         1,759,691        (125,548)         1997               40
  AZ    Chandler/3026 S Ctry Club       529,773          1,669,339         2,199,112        (159,762)         1997               40
  AZ    Tempe/E Southshore Dr           813,320          2,430,420         3,243,740        (185,202)         1998               40




  CA    Marina Del Rey                1,954,097          5,435,529         7,389,626        (928,184)         1994               40
  CA    Campbell                      1,041,860          2,961,546         4,003,406        (472,048)         1994               40
  CA    Monterey I & II               1,613,922          4,498,035         6,111,957        (718,384)         1994               40
  CA    Santa Cruz                    1,092,718          3,083,925         4,176,643        (485,752)         1994               40
  CA    Scotts Valley                   651,281          1,882,275         2,533,556        (313,692)         1994               40
  CA    Santa Clara                   1,362,331          3,901,352         5,263,683        (581,308)         1995               40
  CA    Watsonville                     480,039          1,391,786         1,871,825        (222,919)         1994               40
  CA    Point Loma                    2,139,342          6,262,484         8,401,826        (963,272)         1994               40
  CA    Rialto                          695,327          2,079,402         2,774,729        (295,368)         1995               40
  CA    Yucaipa                         411,580          1,182,978         1,594,558        (182,210)         1995               40
  CA    Fallbrook                       418,763          1,239,499         1,658,262        (190,398)         1995               40
  CA    Hemet                           455,585          2,779,018         3,234,603        (205,896)         1995               40
  CA    San Bernardino/Baseline       1,220,837          3,493,594         4,714,431        (506,067)         1995               40
  CA    Colton                          514,276          1,567,404         2,081,680        (235,611)         1995               40
  CA    San Marcos                      318,260            970,711         1,288,971        (160,881)         1995               40
  CA    Capitola                        827,352          2,370,490         3,197,842        (337,232)         1995               40
  CA    Oceanside                     1,236,627          3,470,075         4,706,702        (522,582)         1995               40
  CA    San Bernardino/Waterman         708,988          2,174,108         2,883,096        (293,445)         1995               40
  CA    Santee                          879,599          2,665,362         3,544,961        (378,034)         1995               40
  CA    Santa Ana                     1,273,816          3,529,860         4,803,676        (489,383)         1995               40
  CA    Garden Grove                  1,137,871          3,185,552         4,323,423        (439,880)         1995               40
  CA    City of Industry                900,036          2,583,545         3,483,581        (357,367)         1995               40
  CA    Chatsworth                    1,736,893          4,918,936         6,655,829        (683,168)         1995               40
  CA    Palm Springs/Tamarisk           816,743          2,379,279         3,196,022        (350,735)         1995               40
  CA    Moreno Valley                   414,614          1,338,181         1,752,795        (203,250)         1995               40
  CA    San Bern/23rd St                655,883          1,916,269         2,572,152        (265,005)         1995               40
  CA    San Bern/Mill Ave               370,043          1,128,848         1,498,891        (162,426)         1995               40
  CA    Highlands                       627,594          1,772,356         2,399,950        (239,923)         1995               40
  CA    Redlands                        731,365          2,052,576         2,783,941        (277,078)         1995               40
  CA    Palm Springs/Gene Autry         784,589          2,192,318         2,976,907        (293,191)         1995               40
  CA    Thousand Palms                1,104,911          3,806,358         4,911,269        (300,372)         1996               40
  CA    Salinas                         626,114          1,810,908         2,437,022        (237,811)         1996               40
  CA    Whittier                        923,327          2,644,541         3,567,868        (335,212)         1996               40
  CA    Florin/Freeport-Sacramento      828,504          2,420,765         3,249,269        (306,696)         1996               40
  CA    Sunrise/Sacramento              822,597          2,372,545         3,195,142        (293,618)         1996               40
  CA    Santa Rosa                    1,354,740          3,802,448         5,157,188        (458,774)         1996               40
  CA    Huntington Beach                842,664          2,570,344         3,413,008        (333,614)         1996               40
  CA    La Puente/Valley Blvd           995,455          2,797,428         3,792,883        (323,194)         1996               40
  CA    Huntington Bch II/McFadden    1,054,708          2,991,328         4,046,036        (354,045)         1996               40
  CA    Hawaiian Gardens/Norwalk      1,960,437          5,482,632         7,443,069        (631,169)         1996               40
  CA    Sacramento/Auburn Blvd          665,659          2,091,803         2,757,462        (246,797)         1996               40
  CA    Vacaville/Bella Vista           681,166          1,911,979         2,593,145        (210,830)         1997               40
  CA    Sacramento/Perry                458,533          1,317,218         1,775,751        (147,095)         1996               40
  CA    Cypress/Lincoln Avenue          796,117          2,226,315         3,022,432        (231,718)         1997               40
  CA    Hollywood/N Vine St           1,737,769          4,819,008         6,556,777        (475,382)         1997               40
  CA    Los Angeles/Fountain Ave        905,889          2,546,494         3,452,383        (266,547)         1997               40
  CA    Long Beach/W Wardlow Rd         989,288          2,790,803         3,780,091        (294,102)         1997               40
  CA    Riverside/Arlington Ave         597,054          1,886,106         2,483,160        (247,145)         1997               40
  CA    Orange/S Flower St            2,083,008          5,818,480         7,901,488        (494,459)         1997               40
  CA    Huntington Bch/Warner Ave     3,310,670          9,149,068        12,459,738        (858,649)         1997               40
  CA    Anaheim/W Penhall Way           978,331          2,747,636         3,725,967        (270,261)         1997               40
  CA    Santa Ana/W Fifth St            762,227          2,195,465         2,957,692        (232,388)         1997               40
  CA    Long Beach/E Carson St        1,487,282          4,202,962         5,690,244        (394,992)         1997               40
  CA    Long Beach/W Artesia Blvd     2,027,497          5,706,631         7,734,128        (563,133)         1997               40
  CA    El Segundo/El Segundo Blv     2,067,936          5,785,208         7,853,144        (545,312)         1997               40
  CA    Gardena/E Alondra Blvd        1,082,189          3,004,375         4,086,564        (287,712)         1997               40
  CA    Pico Rivera/E Slauson Ave             -          6,922,440         6,922,440        (603,785)         1997               40
  CA    Whittier/Comstock             1,232,645          3,579,422         4,812,067        (329,827)         1997               40
  CA    Baldwin Park/Garvey Ave         570,476          1,619,776         2,190,252        (162,326)         1997               40
  CA    Glendora/E Arrow Hwy            875,659          2,449,831         3,325,490        (240,926)         1997               40
  CA    Pomona/Ridgeway                 812,206          2,495,074         3,307,280        (252,496)         1997               40
  CA    Riverside/Fairgrounds St        677,115          1,943,958         2,621,073        (206,138)         1997               40
  CA    Cathedral City/E Ramon Rd     1,487,350          4,222,628         5,709,978        (409,437)         1997               40
  CA    Palm Springs/Radio Road       1,013,781          2,990,527         4,004,308        (287,208)         1997               40



  CA    Campbell/187 E Sunnyoaks        781,574          1,897,622         2,679,196        (152,172)         1997               40
  CA    Roseville/6th Street            794,891          2,340,816         3,135,707        (200,093)         1997               40
  CA    Roseville/Junction Blvd         919,546          2,559,012         3,478,558        (212,441)         1997               40
  CA    Spring Valley/Jamacha Rd        825,263          2,433,466         3,258,729        (209,660)         1997               40
  CA    N Highlands/Elkhorn Blvd        490,557          1,568,307         2,058,864        (157,170)         1998               40
  CA    Los Angeles/Centinela Ave         2,490          3,120,802         3,123,292        (195,984)         1998               40
  CA    Los Alamitos/Cerritos Ave     2,029,290          5,892,540         7,921,830        (371,120)         1998               40
  CA    Los Angeles/W Pico Blvd       1,126,798          3,315,578         4,442,376        (239,748)         1998               40
  CA    Redwood City/Willow St        3,124,570          3,880,964         7,005,534        (142,139)         1999               40
  CA    Oceanside/Oceanside Blvd      2,294,759          6,395,991         8,690,750        (212,375)         1999               40
  CA    Campbell/Curtner Ave          2,170,551          5,308,849         7,479,400         (86,751)         2000               40
  CO    Broomfield/W 120th Ave          691,893          1,921,568         2,613,461        (200,610)         1997               40
  CO    Lakewood/W Mississippi        1,350,196          3,787,047         5,137,243        (335,518)         1997               40
  CO    Denver/W 96th Ave               857,144          2,336,449         3,193,593         (30,116)         2000               40
  CT    Wethersfield                    481,890          2,253,569         2,735,459        (329,887)         1994               40
  CT    East Hartford                   992,547          2,850,089         3,842,636        (429,340)         1995               40
  CT    Waterbury                       751,111          2,147,796         2,898,907        (278,903)         1996               40
  CT    Rocky Hill                    1,339,486          4,722,262         6,061,748        (446,810)         1996               40
  CT    Farmington                    1,276,827          3,548,998         4,825,825        (427,249)         1996               40
  CT    Stamford/Commerce Rd          3,175,004          8,634,313        11,809,317        (693,335)         1997               40
  CT    Brookfield/Brookfield-Fed     1,050,048          2,956,956         4,007,004        (173,075)         1998               40
  FL    Longwood                        862,849          2,481,964         3,344,813        (737,044)         1988               40
  FL    Sarasota                      2,007,894          2,949,834         4,957,728        (760,521)         1988               40
  FL    WPB Southern                  1,021,536          3,209,196         4,230,732        (531,980)         1991               40
  FL    WPB II                          572,284          2,469,957         3,042,241        (470,281)         1991               40
  FL    Ft. Myers                       645,219          2,004,839         2,650,058        (297,749)         1994               40
  FL    North Lauderdale              1,282,769          3,472,821         4,755,590        (567,093)         1994               40
  FL    Naples                          636,051          1,901,929         2,537,980        (311,264)         1994               40
  FL    Hallandale                    1,696,519          4,842,533         6,539,052        (710,815)         1995               40
  FL    Davie                         2,011,841          5,605,857         7,617,698        (841,142)         1995               40
  FL    Tampa/Adamo                     837,180          2,415,788         3,252,968        (363,158)         1995               40
  FL    SR 84 (Southwest)             1,903,782          5,342,024         7,245,806        (751,568)         1995               40
  FL    Quail Roost                   1,682,210          4,662,995         6,345,205        (619,397)         1995               40
  FL    Tamiami                       1,962,917          5,469,656         7,432,573        (796,755)         1995               40
  FL    Highway 441 (2nd Avenue)      1,734,958          4,853,602         6,588,560        (701,281)         1995               40
  FL    Miami Sunset                  2,205,018          6,125,029         8,330,047        (871,220)         1995               40
  FL    Doral (Archway)               1,639,215          4,607,716         6,246,931        (673,148)         1995               40
  FL    Boca Raton                    1,509,136          4,284,560         5,793,696        (532,524)         1996               40
  FL    Ft Lauderdale                 1,066,708          3,053,367         4,120,075        (397,812)         1996               40
  FL    Coral Way                     1,657,605          4,599,040         6,256,645        (553,881)         1996               40
  FL    Miller Rd.                    1,412,540          4,021,031         5,433,571        (526,448)         1996               40
  FL    Harborview/Port Charlotte     1,523,476          3,177,487         4,700,963        (337,186)         1996               40
  FL    Miami Gardens/441               544,221          1,692,468         2,236,689        (228,847)         1996               40
  FL    Miramar/State Rd 7            1,800,942          5,450,059         7,251,001        (734,351)         1996               40
  FL    Delray Bch/W Atlantic Blvd      392,563          1,207,261         1,599,824        (159,425)         1996               40
  FL    Sarasota/N Washington Bl      1,039,483          3,005,256         4,044,739        (301,503)         1997               40
  FL    West Palm Bch/N Military        787,989          2,186,521         2,974,510        (159,365)         1998               40
  FL    Miami/SW 127th Ave                2,942          5,526,468         5,529,410        (365,166)         1998               40
  FL    WPB/Congress Avenue             734,052          4,914,074         5,648,126         (34,064)         1999               40
  FL    WPB/Okeechobee Blvd           1,275,259          3,102,799         4,378,058        (220,521)         1999               40
  FL    Bradenton/Manatee Ave           840,035          2,291,566         3,131,601         (75,404)         1999               40
  FL    Brandon/Providence Road         833,806          1,360,535         2,194,341        (179,644)         2000               40
  GA    South Cobb                      161,509          1,547,835         1,709,344        (339,892)         1992               40
  GA    Lilburn                         634,879          1,863,858         2,498,737        (340,839)         1994               40
  GA    Eastpoint                       937,618          2,960,686         3,898,304        (460,074)         1994               40
  GA    Acworth                         520,032          1,871,471         2,391,503        (257,030)         1994               40
  GA    Western Hills                   846,462          2,818,961         3,665,423        (369,621)         1994               40
  GA    Stone Mountain                1,057,192          3,012,855         4,070,047        (387,834)         1996               40
  IL    Chicago/W Fullerton Ave       1,001,294          2,727,846         3,729,140         (17,376)         2000               40
  IN    Marion/W 2nd St                 231,441            777,608         1,009,049        (110,181)         1997               40
  IN    Indianapolis/N Illinois         368,997          1,116,287         1,485,284        (107,470)         1997               40
  IN    Indianapolis/W 10th St          602,650          1,767,081         2,369,731        (159,246)         1997               40
  IN    Indianapolis/Hawthorn Pk      1,263,833          3,643,776         4,907,609        (320,132)         1997               40
  IN    Indianapolis/E 56th St        1,059,108          3,004,696         4,063,804        (265,262)         1997               40



  IN    Indianapolis/E 42nd St          669,964          1,962,822         2,632,786        (175,588)         1997               40
  IN    Indianapolis/E 86th St          400,707          1,203,530         1,604,237        (120,652)         1997               40
  IN    Indianapolis/Beachway Dr        530,051          1,536,207         2,066,258        (140,312)         1997               40
  IN    Indianapolis/Crawfordsvil       270,251            827,357         1,097,608         (84,648)         1997               40
  IN    Indianapolis/Fulton Dr          326,439          1,093,855         1,420,294        (110,471)         1997               40
  IN    Indianapolis/N Meridian               -            554,926           554,926        (100,161)         1997               40
  IN    Indianapolis/Fry Rd             621,565          1,926,756         2,548,321        (191,662)         1997               40
  IN    Greenwood/E Stop 11 Rd          799,308          2,304,924         3,104,232        (199,821)         1997               40
  IN    Clarksville/N Hallmark           56,069            307,668           363,737         (51,540)         1997               40
  IN    Jeffersonville/E 10th St        453,161          1,490,584         1,943,745        (163,730)         1997               40
  IN    New Albany/Grant Line Rd        191,254            620,283           811,537         (69,744)         1997               40
  IN    Jeffersonville/W 7th St         332,558          1,051,028         1,383,586        (116,234)         1997               40
  IN    Clarksville/Woodstock Dr        289,722            893,193         1,182,915         (90,850)         1997               40
  IN    New Albany/Progress Blvd        391,250          1,190,692         1,581,942        (116,719)         1997               40
  KS    Olathe                          429,808          1,290,559         1,720,367        (249,489)         1994               40
  KY    Louisville/Bardstown            666,131          1,861,621         2,527,752        (202,995)         1997               40
  KY    Louisville/Dixie Highway        650,582          1,870,373         2,520,955        (195,853)         1997               40
  KY    Louisville/Preston Hwy        1,080,333          3,847,911         4,928,244        (307,029)         1997               40
  KY    Valley Station/Val Sta Rd       628,101          2,440,852         3,068,953        (155,425)         1997               40
  KY    Louisville/Adams St             756,748          2,213,871         2,970,619        (204,958)         1997               40
  MA    Whitman                         936,591          3,413,527         4,350,118        (314,219)         1994               40
  MA    Brockton                      1,138,334          3,202,479         4,340,813        (392,832)         1996               40
  MA    Northborough                    825,937          2,421,474         3,247,411        (318,930)         1996               40
  MA    Nashua/Tyngsboro              1,216,554          3,404,509         4,621,063        (417,862)         1996               40
  MA    South Easton                    914,536          2,568,451         3,482,987        (305,270)         1996               40
  MA    North Attleboro               1,316,103          3,821,970         5,138,073        (360,235)         1996               40
  MA    Fall River                      778,405          2,254,682         3,033,087        (267,574)         1996               40
  MA    Salisbury                       775,702          2,186,619         2,962,321        (256,369)         1996               40
  MA    Raynham/Broadway                130,220          1,961,518         2,091,738        (109,601)         1997               40
  MA    Plainville/Washington St        802,165          3,039,585         3,841,750        (182,202)         1998               40
  MA    Abington/Bedford Street         845,731          2,330,687         3,176,418        (151,091)         1998               40
  MA    Stoughton/Washington St         873,582          2,381,456         3,255,038         (77,813)         1999               40
  MA    Everett/329 Second Street     4,641,543          2,076,798         6,718,341         (13,016)         2000               40
  MD    Annapolis/Route 50            1,774,896          4,995,020         6,769,916      (1,199,800)         1989               40
  MD    Silver Spring                 2,776,490          4,573,253         7,349,743      (1,311,037)         1989               40
  MD    Columbia                      1,057,034          3,419,732         4,476,766        (833,196)         1991               40
  MD    Rockville                     1,376,588          3,939,542         5,316,130        (641,020)         1994               40
  MD    Annapolis/Trout               1,635,928          4,597,210         6,233,138        (733,828)         1994               40
  MD    Millersville                  1,501,123          4,207,431         5,708,554        (570,475)         1995               40
  MD    Waldorf                       1,169,197          3,226,945         4,396,142        (437,443)         1995               40
  MD    Rt 3/Millersville               550,368          1,571,478         2,121,846        (194,310)         1996               40
  MD    Balto City/E Pleasant St      1,551,339          5,031,143         6,582,482        (491,460)         1996               40
  MD    Wheaton/Georgia Avenue        2,541,788          6,983,470         9,525,258        (567,007)         1997               40
  MD    Owings Mills/Owings Mills     1,232,006          3,198,978         4,430,984        (220,616)         1998               40
  MD    Columbia/Berger Rd            1,415,235          4,002,296         5,417,531        (304,612)         1998               40
  MD    Germantown/Wisteria Dr        1,604,410          4,434,866         6,039,276        (322,685)         1998               40
  MD    Towson/E Joppa Rd                 6,720          7,395,136         7,401,856        (841,073)         1998               40
  MD    Bethesda/River Road           2,638,124          7,328,398         9,966,522        (373,460)         1998               40
  MD    Towson/203 E Joppa Rd         1,307,339          4,456,968         5,764,307        (158,931)         1999               40
  MD    Germantown/Fredrick Rd        2,087,219          3,582,906         5,670,125         (90,022)         1999               40
  MI    Lincoln Park                  1,028,677          3,795,901         4,824,578        (460,379)         1995               40
  MI    Tel-Dixie                       608,495          1,725,502         2,333,997        (264,588)         1995               40
  MI    Troy/Coolidge Highway         1,268,321          3,515,687         4,784,008        (383,905)         1996               40
  MI    Grand Rapids/28th St SE         601,962          1,730,312         2,332,274        (200,283)         1996               40
  MI    Grandville/Spartan Ind Dr       583,379          1,932,636         2,516,015        (216,224)         1996               40
  MI    Linden/S Linden Rd              609,262          1,912,565         2,521,827        (223,608)         1997               40
  MI    Farmington Hills/Gr Riv             944            173,540           174,484         (47,238)         1997               40
  MI    Belleville/Old Rawsonvill         2,474          6,083,624         6,086,098        (284,766)         1998               40
  MI    Canton/Canton Center Rd           1,964          4,034,367         4,036,331        (182,676)         1998               40
  MI    Chesterfield/23 Mild Rd           2,504          4,086,799         4,089,303        (191,807)         1998               40
  MI    Mt Clemens/N River Rd             2,571          3,108,919         3,111,490        (152,927)         1998               40
  MI    Shelby Twnshp/Van Dyke            1,964          6,178,262         6,180,226        (264,407)         1998               40
  MI    Southgate/Allen Road              1,964          3,389,715         3,391,679        (150,333)         1998               40
  MI    Ypsilanti/Carpenter Rd            2,369          4,885,146         4,887,515        (221,452)         1998               40



  MO    Grandview                       511,576          1,584,004         2,095,580        (300,194)         1994               40
  NC    Charlotte/Tryon St            1,006,990          2,807,638         3,814,628        (345,787)         1996               40
  NC    Raleigh/Hillsborough St         756,868          2,113,858         2,870,726        (264,521)         1996               40
  NC    Charlotte/Amity Rd              951,444          2,725,355         3,676,799        (331,622)         1996               40
  NC    Fayetteville/MacArthur          598,709          1,829,182         2,427,891        (219,310)         1997               40
  NC    Fayetteville/Rim Rd             515,153          1,444,540         1,959,693        (147,180)         1997               40
  NC    Wilmington/Market St            623,664          1,755,148         2,378,812        (177,821)         1997               40
  NC    Pineville/Crump Road            765,753          2,130,562         2,896,315        (148,996)         1998               40
  NJ    Lawnside                      1,095,126          3,375,418         4,470,544        (465,510)         1995               40
  NJ    Cherry Hill/Cuthbert            720,183          2,007,248         2,727,431        (287,155)         1995               40
  NJ    Cherry Hill/Route 70            693,641          2,028,804         2,722,445        (284,750)         1995               40
  NJ    Pomona                          534,281          1,516,182         2,050,463        (186,710)         1996               40
  NJ    Mays Landing                    391,216          1,104,501         1,495,717        (132,604)         1996               40
  NJ    Hackensack/S River St         3,993,539         11,055,935        15,049,474      (1,128,136)         1996               40
  NJ    Secaucus/Paterson Plank       3,108,351          8,647,195        11,755,546        (886,046)         1996               40
  NJ    Harrison/Harrison Ave           886,738          2,699,757         3,586,495        (281,574)         1996               40
  NJ    Orange/Oakwood Ave            2,633,661          7,246,389         9,880,050        (748,378)         1996               40
  NJ    Flanders/Bartley Flanders       652,270          1,820,118         2,472,388        (207,459)         1996               40
  NJ    Mt Laurel/Ark Road              679,341          1,929,731         2,609,072        (193,779)         1997               40
  NJ    Ho Ho Kus/Hollywood Ave       4,477,747         12,267,554        16,745,301      (1,074,057)         1997               40
  NJ    Millville/S Wade Blvd           304,497          1,005,765         1,310,262        (111,442)         1997               40
  NJ    Williamstown/Glassboro Rd       484,529          1,479,193         1,963,722        (144,492)         1997               40
  NJ    West New York/55th St           854,303          2,448,651         3,302,954        (184,998)         1998               40
  NJ    Englewood/Grand Avenue        1,058,489          5,225,244         6,283,733        (131,502)         1999               40
  NJ    Edgewater/River Road          2,819,510          7,629,050        10,448,560        (223,420)         1999               40
  NJ    Tom's River/Route 37 East     1,019,345          2,765,921         3,785,266         (69,649)         1999               40
  NM    Lomas                           251,018            781,409         1,032,427        (141,028)         1994               40
  NM    Montgomery                      606,860          1,771,928         2,378,788        (325,765)         1994               40
  NM    Legion                                -          2,031,077         2,031,077        (337,469)         1994               40
  NM    Ellison                         620,366          1,823,951         2,444,317        (323,794)         1994               40
  NM    Hotel Circle                    255,163          1,729,230         1,984,393        (234,892)         1994               40
  NM    Eubank                          577,099          1,883,307         2,460,406        (338,646)         1994               40
  NM    Coors                           494,400          1,468,411         1,962,811        (248,884)         1994               40
  NM    Osuna                           696,685          2,199,983         2,896,668        (346,165)         1994               40
  NM    Santa Fe/875 W San Mateo      1,128,533          3,190,832         4,319,365        (238,173)         1998               40
  NM    Albuquerque/Central Ave,E       552,498          1,823,851         2,376,349        (246,200)         1998               40
  NV    Rainbow                         892,753          2,557,931         3,450,684        (405,411)         1994               40
  NV    Oakey                           663,607          1,932,984         2,596,591        (304,493)         1995               40
  NV    Tropicana                       815,085          2,430,970         3,246,055        (393,082)         1994               40
  NV    Sunset                          947,534          2,767,998         3,715,532        (457,951)         1994               40
  NV    Sahara                        1,217,565          3,579,172         4,796,737        (535,550)         1995               40
  NV    Charleston                      558,006          1,622,021         2,180,027        (231,774)         1995               40
  NV    Las Vegas-Sahara/Pioneer      1,043,939          2,942,081         3,986,020        (378,965)         1996               40
  NV    Las Vegas/S Nellis Blvd         621,015          1,882,099         2,503,114        (187,485)         1997               40
  NV    Las Vegas/W Cheyenne Rd         817,432          2,444,515         3,261,947        (189,915)         1998               40
  NV    Henderson/Stephanie Pl        1,654,456          4,800,534         6,454,990        (340,533)         1998               40
  NV    Las Vegas/5801 W Charlest       931,763          2,631,021         3,562,784        (187,716)         1998               40
  NY    Coram/Bald Hill               1,980,956          5,501,418         7,482,374        (637,941)         1996               40
  NY    Mahopac/Rt 6 and Lupi Ct      1,302,537          3,648,399         4,950,936        (320,940)         1997               40
  NY    Kingston/Sawkill Rd             680,141          1,982,391         2,662,532        (197,098)         1997               40
  NY    New Paltz/So Putt Corners       550,013          1,669,141         2,219,154        (158,574)         1997               40
  NY    Saugerties/Route 32             680,270          2,048,645         2,728,915        (247,111)         1997               40
  NY    Amsterdam/Route 5 So            397,286          1,156,774         1,554,060        (108,579)         1997               40
  NY    Ridge/Middle Country Rd       1,360,419          3,745,752         5,106,171        (272,972)         1998               40
  NY    Bronx/Third Avenue              768,920          2,245,329         3,014,249        (178,859)         1998               40
  NY    New Rochelle/Huguenot St      1,365,672          3,971,299         5,336,971        (302,536)         1998               40
  NY    Mt Vernon/Northwest St            5,552          5,481,396         5,486,948        (417,956)         1998               40
  NY    Bronx/Zerega Avenue           1,597,074          4,511,615         6,108,689        (337,166)         1998               40
  NY    Bronx/Bruckner Blvd           4,646,626         13,092,568        17,739,194        (955,556)         1998               40
  NY    Bronx/112 Bruckner Blvd       2,823,516          7,732,202        10,555,718        (450,717)         1998               40
  NY    Brooklyn/Albemarle Rd         3,443,462          9,499,496        12,942,958        (564,286)         1998               40
  NY    Long Island City/Starr        4,417,524         12,144,912        16,562,436        (710,194)         1998               40
  NY    New York/W 143rd St           1,822,780          5,053,176         6,875,956        (315,280)         1998               40
  NY    Brooklyn/John St              3,487,270          9,660,584        13,147,854        (576,477)         1998               40



  NY    New York/W 21st St.           3,920,704         10,766,302        14,687,006        (614,808)         1998               40
  NY    Hicksville/S Broadway         1,224,032          3,332,274         4,556,306        (110,258)         1999               40
  NY    Yonkers/Saw Mill River        1,547,491          4,343,141         5,890,632        (152,541)         1999               40
  NY    White Plains/S Kensico        1,297,085          3,704,200         5,001,285        (131,336)         1999               40
  NY    New York/531 W 21st St        3,933,027         10,758,448        14,691,475        (349,890)         1999               40
  NY    Hauppage/Old Willets Path       713,348          4,139,992         4,853,340         (40,310)         2000               40
  OH    Akron/Chenoweth Rd              541,661          1,633,599         2,175,260        (194,971)         1997               40
  OH    Streetsboro/Frost Rd            622,985          1,993,026         2,616,011        (234,460)         1997               40
  OH    Kent/Cherry St                  514,697          1,527,904         2,042,601        (178,892)         1997               40
  OH    Amherst/Leavitt                 393,156          1,212,877         1,606,033        (153,666)         1997               40
  OH    East Lake/Lakeland Blvd         433,600          1,401,857         1,835,457        (167,671)         1997               40
  OH    Mentor/Mentor Ave             1,052,166          3,017,948         4,070,114        (332,842)         1997               40
  OH    Mentor/Heisley Road             338,504          1,163,687         1,502,191        (118,911)         1997               40
  OH    Columbus/W Broad St             896,942          2,636,663         3,533,605        (227,852)         1997               40
  OH    Columbus/S High St              789,851          2,241,314         3,031,165        (201,927)         1997               40
  OH    Columbus/Innis Rd             1,702,121          5,516,978         7,219,099        (402,976)         1997               40
  OH    Columbus/E Main St              669,964          1,965,845         2,635,809        (174,500)         1997               40
  OH    Columbus/E Cooke Rd           1,185,678          3,409,313         4,594,991        (299,887)         1997               40
  OH    Worthington/Reliance St         533,063          1,534,055         2,067,118        (139,618)         1997               40
  OH    Delaware/State Rt 23             78,878            271,208           350,086         (36,677)         1997               40
  OH    Trotwood/Salem Bend Dr        1,047,147          2,987,606         4,034,753        (273,929)         1997               40
  OH    Worthington/Alta View Blv       438,635          1,225,877         1,664,512        (100,724)         1997               40
  OH    Columbus/W Dublin-Grand         829,997          2,355,479         3,185,476        (198,886)         1997               40
  OH    Dublin/Old Avery Road           713,365          2,027,021         2,740,386        (171,030)         1997               40
  OH    Hilliard/Parkway Lane           740,557          2,091,367         2,831,924        (178,411)         1997               40
  OH    Columbus/Urlin Avenue           830,830          2,356,077         3,186,907        (171,383)         1998               40
  OH    Columbus/Schofield Dr           580,734          1,692,062         2,272,796        (135,752)         1998               40
  OH    Columbus/Wilson Road            732,102          2,106,314         2,838,416        (185,479)         1998               40
  OH    Columbus/2929 Dublin Rd         709,914          2,030,978         2,740,892        (147,204)         1998               40
  OH    Columbus/Kenny Road             717,989          2,083,322         2,801,311        (158,476)         1998               40
  OH    Columbus/South Hamilton         360,448          1,071,735         1,432,183        (107,458)         1998               40
  OK    Sooner Road                     453,185          1,394,921         1,848,106        (246,452)         1994               40
  OK    10th Street                     621,413          1,707,773         2,329,186        (231,905)         1994               40
  OK    Midwest City                    443,545          1,332,389         1,775,934        (239,935)         1994               40
  OK    Meridian                        244,143          1,127,779         1,371,922        (198,277)         1994               40
  OK    Air Depot                       347,690          1,114,440         1,462,130        (226,696)         1994               40
  OK    Peoria                          540,318          1,594,462         2,134,780        (246,262)         1995               40
  OK    11th & Mingo                    757,054          2,300,200         3,057,254        (368,855)         1995               40
  OK    Skelly                          173,331            603,737           777,068        (108,448)         1995               40
  OK    Lewis                           626,512          1,822,018         2,448,530        (268,296)         1995               40
  OK    Sheridan                        531,978          1,633,762         2,165,740        (260,620)         1995               40
  OK    OKC/33rd Street                 270,631            866,816         1,137,447        (131,872)         1996               40
  OK    OKC/South Western               722,126          1,982,779         2,704,905        (203,912)         1997               40
  OK    Tulsa/So Garnett Road           358,960          1,144,376         1,503,336         (86,921)         1997               40
  OK    NW Expressway/Roxbury           599,660          1,935,965         2,535,625        (315,467)         1998               40
  OR    Hillsboro/229th Ave           1,201,930          3,354,511         4,556,441        (400,914)         1996               40
  OR    Beaverton/Murray Ave          1,090,571          3,054,363         4,144,934        (364,490)         1996               40
  OR    Aloha/185th Ave               1,340,729          3,681,112         5,021,841        (426,293)         1996               40
  PA    King of Prussia               1,354,359          3,812,796         5,167,155        (556,675)         1995               40
  PA    Warminster                      891,048          2,830,727         3,721,775        (379,913)         1995               40
  PA    Allentown                       578,632          1,701,298         2,279,930        (268,869)         1995               40
  PA    Bethlehem                       843,324          2,432,135         3,275,459        (374,816)         1995               40
  PA    Norristown                      872,159          2,496,441         3,368,600        (319,088)         1996               40
  PA    Malvern/E Lancaster           1,078,203          4,545,870         5,624,073        (297,502)         1997               40
  PA    West Chester/Downington         568,490          1,652,519         2,221,009        (192,225)         1997               40
  PA    Huntingdon Valley/Welsh         586,181          1,620,619         2,206,800        (129,967)         1998               40
  PA    Philadelphia/Wayne Ave        1,784,728          5,071,388         6,856,116        (318,225)         1998               40
  TN    SUSA Partnership L.P.        13,783,769         55,646,252        69,430,021      (6,852,998)          N/A              N/A
  TN    Summer                          172,093          2,845,289         3,017,382        (937,980)         1986               40
  TN    Union                           485,570          4,337,996         4,823,566        (716,761)         1987               40
  TN    Memphis/Mt Moriah             1,034,883          2,714,126         3,749,009        (626,483)         1989               40
  TN    Antioch/Nashville               822,125          2,459,031         3,281,156        (435,099)         1994               40
  TN    Keyport (Gateway)               403,492          1,227,500         1,630,992        (208,716)         1994               40
  TN    Chattanooga                     684,433          2,333,478         3,017,911        (243,917)         1995               40




  TN    Memphis/Ridgeway                638,849          2,421,346         3,060,195        (304,766)         1995               40
  TN    Winchester                      774,069          3,508,780         4,282,849        (238,835)         1997               40
  TN    Nashville/Lebanon Pike        1,369,780          3,818,047         5,187,827        (451,198)         1996               40
  TN    Nashville/Haywood               450,922          1,328,575         1,779,497        (163,130)         1996               40
  TN    Nashville/Murfreesboro          723,197          2,326,647         3,049,844        (172,727)         1996               40
  TN    Memphis/2939 Poplar           1,839,659          4,633,102         6,472,761        (277,112)         1997               40
  TN    Nashville/Trousdale           1,441,554          4,669,840         6,111,394        (440,045)         1996               40
  TN    Nashville/Murfreesboro        1,226,323          3,469,684         4,696,007        (384,058)         1996               40
  TN    Nashville/Old Hickory Rd      1,275,879          3,686,545         4,962,424        (413,083)         1996               40
  TN    Antioch/Bell Road               845,328          2,442,580         3,287,908        (283,552)         1996               40
  TN    Franklin/Liberty Pike           848,428          3,240,885         4,089,313        (291,214)         1996               40
  TN    Memphis/5675 Summer Ave         384,520          1,235,005         1,619,525        (136,081)         1997               40
  TN    Memphis/4705 Winchester         426,742          1,412,713         1,839,455        (170,489)         1997               40
  TN    Memphis/Madison Avenue          190,273            680,409           870,682        (109,978)         1997               40
  TN    Memphis/Raleigh-LaGrange        283,689            886,123         1,169,812        (101,742)         1997               40
  TN    Memphis/4175 Winchester         233,998            743,803           977,801         (93,300)         1997               40
  TN    Memphis/American Way            327,439          1,125,204         1,452,643        (123,466)         1997               40
  TN    Memphis/6390 Winchester         349,851          1,112,902         1,462,753        (117,353)         1997               40
  TN    Collierville/W Poplar         1,122,353          2,400,984         3,523,337        (203,050)         1997               40
  TN    Antioch/2757 Murfreesboro     1,341,846          3,790,772         5,132,618        (346,698)         1997               40
  TN    Memphis/Shelby Oaks             450,081          1,398,913         1,848,994        (133,248)         1997               40
  TN    Cordova/Autumn Creek            766,179          2,147,099         2,913,278        (180,556)         1998               40
  TN    Cordova/N Germantown            996,671          2,808,255         3,804,926        (223,994)         1998               40
  TN    Cordova/Moriarty Rd             684,646          1,939,837         2,624,483        (155,281)         1998               40
  TN    Cordova/Germantown Pkwy       1,432,040          2,646,386         4,078,426        (158,770)         1998               40
  TN    Memphis/Hickory Hill            720,000          3,751,060         4,471,060        (168,921)         1998               40
  TN    Bartlett/Germantown Rd N        720,188          2,005,915         2,726,103        (109,257)         1999               40
  TN    Memphis/7301 Winchester       1,023,314          2,799,641         3,822,955        (148,566)         1998               40
  TN    Bartlett/6937 Stage Road        629,149          2,991,157         3,620,306         (95,857)         1999               40
  TN    Memphis/Kirby Parkway           554,334          1,651,920         2,206,254         (74,062)         1999               40
  TN    Memphis/Covington Way         1,005,904          2,735,890         3,741,794         (28,550)         2000               40
  TX    White Settlement              1,370,978          3,435,090         4,806,068        (565,060)         1994               40
  TX    Airport Freeway                 616,535          2,008,159         2,624,694        (330,561)         1994               40
  TX    Midway                        1,169,859          3,392,857         4,562,716        (456,050)         1994               40
  TX    Dallas/Preston                1,194,744          3,284,864         4,479,608        (433,890)         1995               40
  TX    Bedford                         927,520          2,629,150         3,556,670        (322,761)         1996               40
  TX    Spring/I-45 North             1,114,300          3,173,015         4,287,315        (343,480)         1996               40
  TX    Sugarland/Old Mill Rd           681,063          1,979,195         2,660,258        (228,416)         1996               40
  TX    Dallas/N Dallas Pkwy            895,071          2,487,976         3,383,047        (260,076)         1997               40
  TX    Alvin/Mustang Road              372,810          1,115,082         1,487,892        (161,968)         1997               40
  TX    Clute/Brazos Park Drive         617,041          1,904,885         2,521,926        (163,519)         1997               40
  TX    Houston/South Main            1,107,133          3,013,431         4,120,564        (237,826)         1997               40
  TX    Austin/McNeil Drive             916,403          2,516,382         3,432,785        (197,304)         1998               40
  TX    Plano/Wagner Way              1,043,240          2,858,360         3,901,600        (223,258)         1998               40
  TX    Carrollton/W Frankford Rd       795,891          2,191,534         2,987,425        (174,056)         1998               40
  TX    Pasadena/Red Bluff Rd           608,467          1,733,614         2,342,081        (148,208)         1998               40
  TX    Dallas/N Central Express      1,217,617          3,368,716         4,586,333        (280,305)         1998               40
  TX    Spring/Spring Stuebner          623,950          1,799,155         2,423,105        (135,668)         1998               40
  TX    Addison/16280 Addison Rd      1,392,860          3,803,729         5,196,589        (209,195)         1998               40
  TX    Grapevine/State Highway       1,254,651          3,418,922         4,673,573        (132,961)         1999               40
  TX    Dallas/Lemmon Ave             1,211,599          3,338,342         4,549,941        (131,473)         1999               40
  TX    Dallas/19211 Preston Road     1,371,378          3,739,171         5,110,549        (145,317)         1999               40
  UT    Sandy                           949,065          2,661,452         3,610,517        (441,774)         1994               40
  UT    West Valley                     576,248          1,649,322         2,225,570        (214,303)         1995               40
  VA    Fairfax Station               1,131,884          2,352,123         3,484,007        (444,029)         1993               40
  VA    Chantilly                       882,257          3,230,294         4,112,551        (479,655)         1994               40
  VA    Reston                          551,285          2,522,331         3,073,616        (285,375)         1996               40
  VA    Falls Church                  1,226,736          3,565,018         4,791,754        (491,085)         1995               40
  VA    Willow Lawn                   2,278,761          5,545,920         7,824,681        (472,002)         1996               40
  VA    Stafford/Jefferson Davis        756,323          2,149,194         2,905,517        (243,901)         1996               40
  VA    Fredericksburg/Jefferson        832,246          1,908,895         2,741,141        (207,924)         1996               40
  VA    Fredericksburg/Plank Rd       1,152,842          3,525,321         4,678,163        (263,529)         1996               40
  VA    Alexandria/N Henry St         2,441,309          6,738,608         9,179,917        (546,752)         1997               40
  VA    Falls Church/Hollywood Rd     2,225,719          6,129,274         8,354,993        (490,266)         1997               40



  VA    Alexandria/Kings Centre       1,612,518          3,056,552         4,669,070        (178,891)         1998               40
  VA    Fairfax/Prosperity Ave        1,132,852          3,770,404         4,903,256        (146,713)         1999               40
  VA    Sterling/Woodland Rd            653,670          3,260,805         3,914,475        (126,714)         1999               40
  VA    Falls Church/Seminary Rd        580,267          2,307,096         2,887,363          (1,558)         2000               40
  WA    Vancouver/78th St               756,643          2,127,466         2,884,109        (254,632)         1996               40
  WA    Seattle/N 130th Street        1,763,737          4,773,201         6,536,938        (121,105)         1999               40
                                    ------------------------------------------------------------------------------------------------

                                        421,950,371      1,288,774,578     1,710,724,949       (132,526,556)
                                      ==============================================================================================

Balance at December 31, 1999
                                                             1,670,892
         Additions during period:
        Acquisitions-other                   18,883
        Development                          37,398
        Facility expansions                   4,975
        Improvements and other               14,357
                                      ---------------------------------
                                                                75,613
        Deductions during period:
        Properties exchanged                                   (35,780)
                                                    -------------------

Balance at December 31, 2000                                 1,710,725
                                                    ===================

Schedule IV
SUSA Partnership, L.P.
Mortgage Loans on Real Estate
as of December 31, 2000


Column A, Description: The Company's whole loan portfolio at December 31, 2000, which primarily consists of first mortgages on self-storage facilities, is presented in the following table (dollar amounts in thousands):

                  Column A (continued)                            Column B                 Column C            Column G
-----------------------------------------------------------------------------------------------------------------------------
                   Range of                     Number         Interest Rate               Maturity         Carrying Amount
               Carrying Amounts                of Loans        as of 12/31/00                Date            Of mortgages
-----------------------------------------------------------------------------------------------------------------------------
Construction Loans:          $0 - $1,000               7        9.50 - 10.50               Various                $    4,225
                            1,001 - 2,000              6       10.00 - 10.50               Various                     8,003
                            2,001 - 3,000              7           10.00                   Various                    19,127
                            3,001 - 3,300              4           10.00                   Various                    12,767
                                3,440                  1           10.00                   12/31/03                    3,440
                                3,524                  1            9.97                   4/30/03                     3,524
                                3,540                  1           10.00                   3/31/02                     3,540
                                3,583                  1           10.00                   12/31/03                    3,583
                                3,659                  1            9.50                   4/30/01                     3,659
                                3,729                  1           10.00                   12/31/03                    3,729
                                3,817                  1           10.00                   12/31/03                    3,817
                                3,946                  1           10.00                   12/31/03                    3,946
                                4,005                  1           10.00                   6/18/02                     4,005
                                4,295                  1            9.50                   10/30/01                    4,295
                                4,598                  1            9.50                   2/28/02                     4,598
                                4,777                  1           10.00                    2/5/03                     4,777
                                4,804                  1           10.00                   12/31/03                    4,804
                                4,987                  1           10.00                   12/31/03                    4,987
                                4,988                  1           10.00                   2/28/02                     4,988
                                5,662                  1            8.00                   6/30/05                     5,662
                                               ----------                                                  ------------------
                                                      40                                                         $   111,476
                                               ----------                                                  ------------------

Notes:

(1)  Reconciliation   of  carrying   amounts  of  mortgage   loans  (amounts  in
     thousands):

     Balance at December 31, 1999                        $117,022
     Additions during 2000
        Loan Advances                                      16,404
        Other - Accrued interest                            2,488
     Deductions during 2000
        Collections of Principal                          (24,438)
                                                    --------------
     Balance at December 31, 2000                        $111,476
                                                    ==============

(2) Single franchisees of Storage USA Franchise Corp. may be mortgagees on a number of loans. Typically, each loan is secured by a single self-storage facility.
(3) Interest only is due on the loans during the first two years with amortization of principal commencing in the third year based upon a 25-year schedule.
(4)  As of February 28, 2001, no interest was delinquent on these loans.

(5) The geographic distribution of the Company's whole loan portfolio at December 31, 2000 is as follows (dollar amounts in thousands):

     State or Territory               Loans     Carrying Amount
     -----------------------------------------------------------
     Texas                                8             $22,950
     California                           8               8,674
     Missouri                             3              12,351
     Florida                              3               6,653
     New York                             2              10,440
     Pennsylvania                         2               8,894
     New Jersey                           2               7,100
     New Mexico                           2               6,598
     Colorado                             2               5,041
     Alabama                              2               4,384
     Other states, 1 loan each            6              18,391
                                     ---------------------------
                                         40            $111,476
                                     ---------------------------

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


                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Signature                                  Title                                         Date
                          ---------                                  -----                                         ----
                  /s/ Dean Jernigan                           Chairman of the Board of Directors              March 30, 2001
                  ----------------------------                Chief Executive Officer (Principal
                  Dean Jernigan                               Executive Officer)

                  /s/ Howard P. Colhoun                       Director                                        March 30, 2001
                  ----------------------------
                  Howard P. Colhoun

                  /s/ C. Ronald Blankenship                   Director                                        March 30, 2001
                  ----------------------------
                  C. Ronald Blankenship

                  /s/ Harry J. Thie                           Director                                        March 30, 2001
                  ----------------------------
                  Harry J. Thie

                  /s/ Mark Jorgensen                          Director                                        March 30, 2001
                  ----------------------------
                  Mark Jorgensen

                  /s/ John McCann                             Director                                        March 30, 2001
                  ----------------------------
                  John McCann

                  /s/ William D. Sanders                      Director                                        March 30, 2001
                  ----------------------------
                  William D. Sanders

                  /s/ Caroline S. McBride                     Director                                        March 30, 2001
                  ----------------------------
                  Caroline S. McBride

                  /s/ Alan B. Graf, Jr.                       Director                                        March 30, 2001
                  ------------------------
                  Alan B. Graf, Jr.

                                  EXHIBIT INDEX

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

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

          10.7++ Form of Stock Purchase Agreement in connection with the GP's 1995 Employee Stock Purchase and Loan Plan, and schedule of participants.

          10.8++ Form of Promissory Note in connection with the GP's 1995 Employee Stock Purchase and Loan Plan, and schedule of issuers.

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

          10.19## Second Amendment to Strategic Alliance Agreement dated as of November 20, 1997, between the GP and Security Capital U.S. Realty.

          10.20##   Fourth   Amendment  to  the  Second   Amended  and  Restated
                    Agreement of Limited Partnership of SUSA Partnership, L.P. dated as of November 12, 1998.

          10.21## Amendment No. 3 to the GP's 1993 Omnibus Stock Plan, dated as of December 16, 1996.

          10.22## Amendment No. 4 to the GP's 1993 Omnibus Stock Plan, dated as of November 4, 1998.

          10.23## The GP's 1996 Officers' Stock Option Loan Program, effective as of December 16, 1996.

          10.24## Form of Restricted Stock Award pursuant to the GP's 1993 Omnibus Stock Plan.

          10.25## The GP's 1998 Non-Executive Employee Stock Option Plan, effective as of November 4, 1998.

          10.26## The GP's 1999 Shareholder Value Plan, effective as of January 1, 1999.

          10.27## Employment Agreements for: Larry Hohl, Executive VP and Senior Operating Officer, dated as of September 1, 1998, John McConomy, Executive VP and General Counsel, dated as of July 24, 1998, Richard Stern, Senior VP, Development, dated as of May 15, 1998, Morris J Kriger, Executive VP, Acquisitions, dated as of December 6, 1995.

          10.28### Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of May 26, 1999.

          10.29### Limited Liability Company Agreement of Storage Portfolio I LLC, by and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated May 13, 1999.

          10.30### First Amendment to Limited Liability Company Agreement of Storage Portfolio I LLC, dated as of June 7, 1999.

          10.31### Amendment No. 2 to the GP's 1995 Employee Stock Purchase and Loan Plan, dated as of May 5, 1999.

          10.32#### Form  of  Severance   Agreement  between  the  GP  and  Dean
                    Jernigan, Chairman, President and Chief Executive Officer, effective August 16, 1999.

          10.33#### Form of Severance  Agreement  between the GP and Christopher
                    P. Marr, Chief Financial Officer, effective August 16, 1999.

          10.34#### Form of Change of Control Severance Agreement between the GP and each of: (I) John W. McConomy, Executive Vice President, General Counsel and Secretary; (II) Karl T. Haas, Executive Vice President Operations; (III)Morris J. Kriger, Executive Vice President Acquisitions; (IV) Francis C. ("Buck") Brown, III, Senior Vice President Human Resources; (V) Richard B. Stern, Senior Vice President Development; (VI) Russell W. Williams, Senior Vice President Sales and Marketing; and
                    (VII)Mark E. Yale, Senior Vice President Financial Reporting, effective August 16, 1999.

          10.35#### Form of Change of Control Severance Agreement between the GP and each of: (I) Teresa K. Corona, Vice President, Investor Relations, (II) Michael P. Kenney, Vice President Operations
                    - Western Division, (III)Stephen R. Nichols, Vice President Operations - Eastern Division, (IV) Richard J. Yonis, Vice President Operations - Central Division, effective August 16, 1999.

          10.36#### Amendment No. 3 to the GP's 1995 Employee Stock Purchase and
                    Loan Plan dated as of August 5, 1999.

          10.37#### Amended  and  Restated  Amendment  No.  4 to the  GP's  1993
                    Omnibus Stock Plan dated as of November 4, 1998.

          10.38#### Employment Agreement between the GP and Christopher P. Marr,
                    Chief Financial Officer, dated as of August 4, 1999.

          10.39#### Employment  Agreement  between  the GP and  Bruce  F.  Taub,
                    Senior Vice President, Capital Markets, dated as of June 12,1998.

          10.40x Storage USA Press Release dated December 1, 1999, announcing joint ventures With GE Capital Corporation.

          10.41x Storage USA Press Release dated December 1, 1999, announcing approval of repurchase program.

          10.42x    Summary of Material Terms of the GE Capital Transactions.

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

          10.45xx Warrant Purchase Agreement dated November 30, 1999 between the GP and Storage Ventures, L.P.

          10.46xx Common Stock Warrant, dated November 30, 1999 issued by the GP to Storage Ventures, L.P.

          10.47xx Participation Rights Letter dated November 12, 1999 from the GP to Security Capital U.S. Realty Management.

          10.48xxx Amendment No. 5 to the GP's 1993 Omnibus Stock Plan, dated February 2, 2000.

          10.49xxx Form of Change of Control Severance Agreement between the GP and each of (I) Bruce F. Taub (II) Carol E. Shipley.

          10.50xxxx Form  of  Employment  Agreement  between  the  GP  and  Dean
                    Jernigan, effective February 3, 2000.

          10.51xxxx Form of Employment  Agreement between the GP and Christopher
                    P. Marr, effective February 3, 2000.

          10.52xxxx Form of  Employment  Agreement  between  the GP and  John W.
                    McConomy, effective February 3, 2000.

          10.53xxxx Form of Employment  Agreement  between the GP and Francis C.
                    Brown III, effective February 3, 2000.

          10.54xxxx Form of  Employment  Agreement  between  the GP and  Mark E.
                    Yale, effective February 3, 2000.

          10.55 Press Release, dated April 26, 2000, filed as an exhibit to our current Report on Form 8-K, filed on May 2, 2000, and incorporated by reference herein.

          10.56& Amendment No. 4 to the GP's 1995 Employee Stock Purchase and Loan Plan dated as of May 3, 2000.

          10.57& Employment Agreement between the GP and Bruce F. Taub, Senior Vice President, Acquisitions, dated as of February 3, 2000.

          10.58 Letter Agreement, dated July 7, 2000, between Security Capital Group Incorporated and the GP, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

          10.59 Form of Restricted Share Unit Award pursuant to the GP's 1993 Omnibus Stock Plan.

          10.60 Form of Employment Agreement between the GP and Edwin F. Ansbro, effective January 1, 2001.

          10.61 Form of Change of Control Severance Agreement between the GP and Edwin F. Ansbro, effective January 1, 2001.

          21        Subsidiaries of Registrant.

          23        Consent of Independent Accountants.




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

  ++++ Filed as an Exhibit to the GP's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.

  # Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference herein.

  ## Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.

  ### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterended June 30, 1999, and incorporated by reference herein.

  #### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

  x Filed as an Exhibit to our Current Report on Form 8-K, filed December 1, 1999, and incorporated by reference herein.

  xx Filed as an Exhibit to our Current Report on Form 8-K/A, filed December 9, 1999, and incorporated by reference herein.

  xxxx Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.

  & Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.