Form 10-Q
period 2001-06-30
SUSA PARTNERSHIP LP
filed 2001-08-14
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2001
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the transition period from            to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] NO

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SUSA PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per unit data)

                                                        Three months    Three months      Six months       Six months
                                                               ended           ended           ended            ended
                                                       June 30, 2001   June 30, 2000   June 30, 2001    June 30, 2000
                                                      ---------------  --------------  --------------  ---------------

OPERATING REVENUES:
Rental and other property income                             $71,111         $63,687        $138,076         $123,235
Service and other income                                       3,122           1,350           4,665            3,301
                                                      --------------   -------------   -------------   --------------

Total operating revenues                                      74,233          65,037         142,741          126,536
                                                      --------------   -------------   -------------   --------------

OPERATING EXPENSES:
Cost of property operations & maintenance                     17,910          15,461          35,904           31,172
Taxes                                                          5,824           5,450          11,076           10,637
Costs of providing services                                    2,117             979           3,612            2,265
General & administrative                                       5,001           3,649           9,281            5,914
Depreciation & amortization                                   10,352          10,097          20,326           19,291
                                                      --------------   -------------   -------------   --------------

Total operating expenses                                      41,204          35,636          80,199           69,279
                                                      --------------   -------------   -------------   --------------

INCOME FROM OPERATIONS                                        33,029          29,401          62,542           57,257

OTHER INCOME (EXPENSE):
Interest expense, net                                        (12,377)        (10,960)        (24,710)         (21,637)
                                                      --------------   -------------   -------------   --------------

INCOME BEFORE GAIN ON EXCHANGE, MINORITY INTEREST
  AND DISTRIBUTION TO PREFERRED UNITHOLDERS                   20,652          18,441          37,832           35,620

Gain on sale of assets                                            --              --              --              890
                                                      --------------   -------------   -------------   --------------

INCOME BEFORE MINORITY INTEREST AND
  DISTRIBUTION TO PREFERRED UNITHOLDERS                       20,652          18,441          37,832           36,510

Minority interest                                                (20)              5             (40)             (38)
                                                      --------------   -------------   -------------   --------------

INCOME BEFORE DISTRIBUTIONS TO PREFERRED UNITHOLDERS          20,632          18,446          37,792           36,472

Distributions to Preferred Unitholders                        (1,442)         (1,442)         (2,884)          (2,884)
                                                      --------------   -------------   -------------   --------------

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS                $19,190         $17,004         $34,908          $33,588
                                                      --------------   -------------   -------------   --------------

BASIC NET INCOME PER UNIT                                      $0.63           $0.55           $1.15            $1.07
                                                      --------------   -------------   -------------   --------------

DILUTED NET INCOME PER UNIT                                    $0.62           $0.55           $1.13            $1.07
                                                      --------------   -------------   -------------   --------------


                 See Notes to Consolidated Financial Statements

                             SUSA PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except unit data)

                                                                      as of                 as of
                                                              June 30, 2001     December 31, 2000
                                                              -------------     -----------------
                                                               (unaudited)
ASSETS

Investments in storage facilities, at cost                      1,750,009             1,710,725
Accumulated depreciation                                         (152,635)             (132,527)
                                                              -----------           -----------
                                                                1,597,374             1,578,198

Cash & cash equivalents                                             2,913                 5,045
Advances and investments in real estate                           128,351               136,125
Other assets                                                       37,300                47,402
                                                              -----------           -----------

     TOTAL ASSETS                                             $ 1,765,938           $ 1,766,770
                                                              -----------           -----------

LIABILITIES & PARTNERS' CAPITAL

Notes payable                                                 $   600,000           $   600,000
Line of credit borrowings                                         169,938               168,333
Mortgage notes payable                                             65,611                66,845
Other borrowings                                                   39,139                38,804
Accounts payable & accrued expenses                                27,751                25,965
Dividends payable                                                  19,437                18,643
Rents received in advance                                          12,384                10,783
Deferred gain from contribution of self-storage                    37,175                37,175
facilities Minority Interest                                          525                   533
                                                              -----------           -----------

     TOTAL LIABILITIES                                            971,960               967,081
                                                              -----------           -----------

Limited common partnership units
  3,103,442 and 3,419,818 outstanding
  at redemption value                                             111,724               108,579

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                              65,000                65,000
Deferred compensation
                                                                     (180)                 (252)
General Common Partnership units
 27,380,451 and 27,019,095 outstanding                            627,248               637,672
Notes receivable - officers                                        (9,814)              (11,310)
                                                              -----------           -----------

     TOTAL PARTNERS' CAPITAL                                      682,254               691,110
                                                              -----------           -----------

     TOTAL LIABILITIES & PARTNERS' CAPITAL                    $ 1,765,938           $ 1,766,770
                                                              -----------           -----------


                 See Notes to Consolidated Financial Statements

                             SUSA PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                       Six months ended   Six months ended
                                                                          June 30, 2001      June 30, 2000
                                                                      -----------------   ----------------
OPERATING ACTIVITIES:
Net income attributable to common unitholders                                  $ 34,908           $ 33,588

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               20,326             19,291
     Minority interest and preferred unit dividends                               2,924              2,922
     (Gain) on exchange of self-storage facilities                                 (890)
                                                                               --------           --------
     Changes in assets and liabilities:
          Other assets                                                            3,850            (19,718)
          Other liabilities                                                       3,160              1,621
                                                                               --------           --------
Net cash provided by operating activities                                        65,168             36,814
                                                                               --------           --------

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                               (9,389)           (12,987)
Proceeds from sale/exchange of storage facilities                                    --             21,682
Development of storage facilities                                               (18,379)           (18,729)
Advances and investments in real estate                                          (8,147)            (9,846)
Proceeds from liquidation advances and  investments in real estate               16,040              6,344
Issuances of notes receivable                                                       (26)            (1,309)
Payments on notes receivable                                                      5,172              2,113
                                                                               --------           --------
Net cash used in investing activities                                           (14,729)           (12,732)
                                                                               --------           --------

FINANCING ACTIVITIES:
Net (repayments)/borrowings under line of credit                                 (8,395)            49,460
Mortgage principal payments                                                        (689)              (831)
Other borrowings principal payments/payoffs                                        (250)              (100)
Payment of debt issuance costs                                                     (374)              (192)
Distributions to general partner                                                (37,819)           (38,044)
Distributions to limited partners                                                (4,546)            (4,917)
Distribution to minority interests                                                  (48)               (44)
Preferred unit dividends                                                         (2,884)            (2,884)
Repurchase of units from general partner                                             --            (25,967)
Payments on notes receivable - officers                                             543                 43
Other financing transactions, net                                                 1,891                148
                                                                               --------           --------
Net cash used in financing activities                                           (52,571)           (23,328)
                                                                               --------           --------

Net increase/(decrease) in cash and equivalents                                  (2,132)               754
Cash and equivalents, beginning of period                                         5,045              1,699
                                                                               --------           --------
Cash and equivalents, end of period                                            $  2,913           $  2,453
                                                                               --------           --------

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 GP Common Stock issued in exchange for notes receivable and
   Contributed to Partnership in exchange for Partnership units                $     --           $    756
 Equity share of joint venture received for disposition of assets                    --              6,526
 Note received in consideration for undepreciated land sold                          --              2,200
 Partnership units exchanged for shares of GP common stock                       11,424              8,234
 Partnership units received in payment of notes receivable                          952                156
 GP Common stock issued to Directors and contributed to Partnership
    in exchange for Partnership units                                               160                160
                                                                               --------           --------


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         References to the "Company" and the "Partnership" refer to SUSA Partnership, L.P. References to the "GP" refer to Storage USA, Inc., general partner and holder of approximately 90% of the interest therein. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       ORGANIZATION

         The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 2001 and December 31, 2000, respectively, the GP owned approximately 89.8% and 88.8% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. The Partnership included its 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in Other Assets. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes. Also effective as of the beginning of the year was the Company's election of Franchise as a taxable REIT subsidiary under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Rental and Other Property Income
         Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the second quarter and for the six months ended June 30, 2001 and 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001



                                             Three months       Three months       Six months         Six months
                                                    ended              ended            ended              ended
                                            June 30, 2001      June 30, 2000    June 30, 2001      June 30, 2000
                                            -------------      -------------    -------------      -------------
         (IN THOUSANDS)
         Rental Income:                       $    69,964        $    62,878       $  135,868        $   121,251
         Other property specific income:
                                                    1,147                809            2,208              1,984
                                              -----------        -----------       ----------        -----------
         Rental and other property income     $    71,111        $    63,687       $  138,076        $   123,235
                                              ===========        ===========       ==========        ===========


         Service and Other Income
         Service and other income consists of revenue derived from providing services to third parties and related joint ventures and the Company's proportionate share of the net income of equity investments, including joint ventures. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"), and services provided by Franchise Corp. The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, one of the services now being provided by Franchise Corp. is the offering to the Company's customers direct access to tenant insurance, which insures their goods against described perils. With the consolidation of Franchise, as described in Note 2 to the Consolidated Financial Statements, tenant insurance income plus royalty fees from franchisees are included in Franchise services income in 2001. Below is a summary of service and other income for the second quarter and for the six months ended June 30, 2001 and 2000.

                                                             Three months    Three months      Six months     Six months
                                                                    ended           ended           ended          ended
                                                            June 30, 2001   June 30, 2000   June 30, 2001  June 30, 2000
                                                            -------------   -------------   -------------  -------------
           (in thousands)
           Management fees                                      $     982       $     686       $   1,838      $   1,298
           Acquisition, development and
             general contractor fees
                                                                      294             581             459          1,574
           Franchise services income
                                                                      934               -           1,705              -
           Income/(loss) from equity investments and other
                                                                      912              83             663            429
                                                                ---------       ---------        --------       --------
           TOTAL SERVICE AND OTHER INCOME:                      $   3,122       $   1,350        $  4,665       $  3,301
                                                                =========       =========        ========       ========


         Interest Expense, net
         Interest income and expense are netted together and the breakout of income and expense is as follows:

                                             Three months       Three months        Six months        Six months
                                                    ended              ended             ended             ended
                                            June 30, 2001      June 30, 2000     June 30, 2001     June 30, 2000
                                            -------------      -------------     -------------     -------------
           (in thousands)
           Interest income                    $    2,541         $    3,334        $    5,616        $    6,674
           Interest expense
                                                 (14,918)           (14,294)          (30,326)          (28,311)
                                              ----------         ----------        ----------        ----------
             NET INTEREST EXPENSE             $  (12,377)        $  (10,960)       $  (24,710)       $  (21,637)
                                              ==========         ==========        ==========        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001



         Reclassifications
         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partners' capital.

         Interest Rate Management Agreements
         On June 16, 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which was effective for the Company as of January 1, 2001. This statement established standards for accounting and reporting of derivative instruments. The Company periodically enters into interest rate management agreements, including interest rate swaps and caps, to manage interest rate risk associated with anticipated debt transactions and with its variable rate line of credit. Since no such agreements were outstanding as of December 31, 2000, the implementation of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

4.       INVESTMENT IN STORAGE FACILITIES

         Investments in storage facilities consisted of the following at June 30, 2001 and December 31, 2000:

                                                           June 30, 2001      December 31, 2000
                                                           -------------      -----------------
         (in thousands)
         Land                                                $   426,567           $    418,507
         Buildings and improvements                            1,226,616              1,197,701
         Tenant improvements                                       7,582                  7,338
         Furniture, fixtures and equipment                        45,944                 42,525
         Development in progress, including land                  43,300                 44,654
                                                             -----------           ------------
         Total                                                 1,750,009              1,710,725

         Less: accumulated depreciation                         (152,635)              (132,527)
                                                             -----------           ------------
                                                             $ 1,597,374           $  1,578,198
                                                             ===========           ============


         The preceding cost balances include facilities acquired through capital leases of $32.4 million at June 30, 2001 and $31.5 million at December 31, 2000. Also included above are $23.8 million at June 30, 2001 and $22.8 at December 31, 2000 of corporate office furniture, fixtures and equipment. Accumulated depreciation associated with the facilities acquired through capital leases was $1.8 million at June 30, 2001 and $1.4 million at December 31, 2000.

         The Company acquired one self-storage facility for $4.6 million during the first quarter. The Company has also opened three internally developed facilities through June 2001: one in the first quarter at a total cost of approximately $6.4 million; and two in the second quarter for approximately $18.2 million.

5.       ADVANCES AND INVESTMENTS IN REAL ESTATE

         Advances and investments in real estate consisted of the following at June 30, 2001 and December 31, 2000:

                                                JUNE 30, 2001      December 31, 2000
                                                -------------      -----------------
          (in thousands)
          Advances to Franchisees:                 $  109,923           $    113,272
          Fidelity joint venture:                       (443)                  (300)
          GE joint ventures:                           18,111                 20,758
          Other joint ventures:                           760                  2,395
                                                   ----------           ------------
            Total advances & investments           $  128,351           $    136,125
                                                   ==========           ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001



         Advances

         As of June 30, 2001 and December 31, 2000, $109.9 million and $113.3 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. These advances are collateralized by the facilities being developed by the franchisee.

         Joint Ventures

         Fidelity Venture
         On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company sold or contributed 32 self-storage facilities with a fair value of $144 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131 million. The Company accounts for its investment in the Fidelity Venture under the equity method.

         The Company recognized $372 thousand in equity earnings from the Fidelity Venture and $371 thousand in management fees for operating the venture's properties in the second quarter of 2001, compared to $365 thousand and $342 thousand, respectively, in the second quarter of 2000. For the six months ended June 30, 2001 the Company recognized $700 thousand in equity earnings and $720 thousand in management fees, compared to $638 thousand and $664 thousand, respectively, for the same period in 2000. As of June 30, 2001 and December 31, 2000, the Company had recorded negative investment balances in the Fidelity Venture of $443 thousand and $300 thousand, respectively. The following table summarizes certain financial information related to the Fidelity
         Venture:

                                              Three months     Three months       Six months      Six months
                                                     ended            ended            ended           ended
                                             June 30, 2001    June 30, 2000    June 30, 2001   June 30, 2000
                                             -------------    -------------    -------------   -------------
               (in thousands)
               INCOME STATEMENT:
               Property revenues               $  6,176          $  5,730          $12,004          $11,079
               Property expenses                  2,176             1,815            4,184            3,675
               Net operating income               4,000             3,915            7,820            7,404
               Net income                         1,486             1,463            2,798            2,551
               BALANCE SHEET:
               Total assets                    $146,365          $149,246
               Total third party debt            90,953            92,327


         GE Capital Ventures
         On December 1, 1999, the Company formed two joint ventures with GE Capital providing for a total investment capacity of $400 million for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160 million Development Venture and a 16.7% interest in the $240 million Acquisition Venture. All of the properties acquired and developed by the ventures are operated by Storage USA under a management contract. In addition to the property management, Storage USA provides certain fee-based services to the ventures, including identifying suitable development and acquisition opportunities and general contractor services. The Company accounts for these joint ventures under the equity method of accounting.

         In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of Storage USA common stock at $42 per share. These warrants may be exercised at any time within a five-year period. The warrants were recorded at fair value on the date of issuance, based upon a Black-Scholes option pricing model. There were also investment advisory fees incurred in the closing of the GE Capital Ventures. A total of $3.2 has been paid, $1.7 million relating to the GE Development Venture, and $1.5 million to the GE Acquisition Venture. These amounts, along with the value of the warrants, are included in the Company's recorded investment in the joint ventures.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001



         We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of June 30, 2001, six properties were open and operating and three remained in design and construction within the Development Venture. During the first six months of 2001, the Acquisition Venture has acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million, bringing the total number of operating properties within the Venture to thirteen. Of the properties acquired during 2001, six are located in the Boston metropolitan area and one is located in Northern New Jersey.

         The Company has recognized certain fees related to the GE Capital Ventures as summarized below. The 2000 totals reflect fees generated by the initial transfer of the nine development projects to the Development Venture.

                                               Three months       Three months        Six months       Six months
                                                      ended              ended             ended            ended
                                              June 30, 2001      June 30, 2000     June 30, 2001    June 30, 2000
                                              -------------      -------------     -------------    -------------
         (in thousands)
         Acquisition, development and
           general contractor fees                 $   294             $  581            $  459            $1,574
         Management fees                               191                 23               354                23
                                                   -------             ------            ------            ------
                                                   $   485             $  604            $  813            $1,597
                                                   =======             ======            ======            ======

         In 2000, the Company recognized a $103 thousand loss in equity earnings from the GE Capital Ventures in the second quarter, and a $176 thousand loss for the six months ended June 30. Included in these equity earnings losses is amortization relating to the difference between the Company's cost and the underlying equity in the Ventures' net assets. In 2001, the Company has recognized $48 thousand in equity earnings from the GE Capital Ventures for the second quarter of 2001, including related amortization, and a like $201 thousand loss in equity earnings for the six months ended June 30, 2001.

         As of June 30, 2001 and December 31, 2000, the Company had combined recorded investments of $18.1 million and $20.8 million, respectively, in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the second quarter of 2001 and 2000, and for the six months ended June 30, 2001 and 2000.

                                                    Three months ended June 30, 2001        Six months ended June 30, 2001
                                                   --------------------------------------------------------------------------
                                                   Development  Acquisition               Development  Acquisition
                                                       Venture      Venture      Total        Venture      Venture       Total
                                                   -----------  -----------    -------    -----------  ------------      -----
     (in thousands, except number of properties)
     INCOME STATEMENT:
     Property revenues                                     504        2,820      3,324            865        5,062       5,927
     Property expenses                                     502        1,576      2,078            981        2,681       3,662
     Net operating income/(loss)                             2        1,244      1,246           (116)       2,381       2,265
     Net income/(loss)                                    (509)         226       (283)        (1,176)         388        (788)
     BALANCE SHEET (AS OF JUNE 30, 2001):
     Total assets                                       47,534       76,568    124,102
     Total debt                                         22,703       29,462     52,165
     NUMBER OF OPERATIONAL PROPERTIES:                       6           13         19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001



                                                      Three months ended June 30, 2000            Six months ended June 30, 2000
                                                   --------------------------------------------------------------------------------
                                                   Development    Acquisition                Development     Acquisition
                                                       Venture        Venture       Total        Venture         Venture      Total
                                                   -----------    -----------      ------     ----------     -----------      -----
     (in thousands, except number of properties)
     INCOME STATEMENT:
     Property revenues                                      28            334         362             32             334        366
     Property expenses                                      46             67         113             75              67        142
     Net operating income/(loss)                           (18)           267         249            (43)            267        224
     Net income/(loss)                                     (58)           146          88            (83)            146         63
     BALANCE SHEET (AS OF JUNE 30, 2000):
     Total assets                                       32,343         34,728      67,071
     Total debt                                          9,574              -       9,574
     NUMBER OF OPERATIONAL PROPERTIES:                       1              5           6


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

         The decline in Other Ventures from $2.4 million at December 31, 2000 to $760 thousand at June 30, 2001 is primarily due to the consolidation of Franchise and the related inclusion of its equity interest in franchisee properties as described above.

6.       OTHER ASSETS

                                                                     AS OF                As of
                                                                  JUNE 30,         December 31,
                                                                      2001                 2000
                                                                 ---------         ------------
         (in thousands)
         Deposits                                                $   2,833           $    4,449
         Accounts receivable                                         4,329                4,192
         Mortgages receivable                                          563                2,700
         Notes receivable                                            3,472                6,389
         Other receivables                                          10,933                7,760
         Advances and investments in Franchise                           -                9,464
         Deferred costs of issuances of unsecured notes
         (net of amortization)                                       7,653                8,291
         Other                                                       7,517                4,157
                                                                 ---------           ----------
           Total Other Assets                                    $  37,300           $   47,402
                                                                 =========           ==========


7.       LINES OF CREDIT, MORTGAGES PAYABLE, AND OTHER BORROWINGS

         SUSA Partnership can borrow under a $200 million line of credit with a group of commercial banks and under a $40 million line of credit with a commercial bank. Franchise can borrow under a $10 million line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 2001

         LINE OF CREDIT BORROWINGS                      SUSA
         AS OF JUNE 30, 2001                         Partnership              Franchise
                                                     -----------              ---------
         (in thousands)
         Total lines of credit                        $ 240,000               $  10,000
         Borrowings outstanding                       $ 159,938               $  10,000
         Weighted average daily interest
             rate year-to-date                             5.80%                   6.26%

         The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

         MORTGAGE NOTES PAYABLE
         AS OF JUNE 30, 2001                          Face Amount           Maturity Range
                                                      -----------           --------------
         (in thousands)
         Fixed rate                                    $ 55,526                2000-2021
         Variable rate                                    5,161                2006-2016
                                                       --------                ---------
                                                       $ 60,687
         Premiums
                                                          4,924
                                                       --------
         Mortgage notes payable                        $ 65,611
                                                       ========

         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

         OTHER BORROWINGS
         AS OF JUNE 30, 2001               Face Amount        Carry Value     Imputed Rate
                                           -----------        -----------     ------------
         (in thousands)
         Non-interest bearing notes          $ 5,150           $   4,919          7.50%
         Deferred units                       11,000              10,354          7.50%
         Capital Leases                           --              23,866          7.50%
                                             -------           ---------          ----
                                             $16,150           $  39,139
                                             =======           =========

         During the six months ended June 30, 2001, total interest paid on all debt was $32.4 million and total interest capitalized for construction costs was $2.1 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001

8.       INCOME PER UNIT

         Basic and diluted income per unit is calculated as presented in the following table. Amounts are in thousands with the exception of per unit data.

                                                                  Three months     Three months      Six months      Six months
                                                                         ended            ended           ended           ended
                                                                 June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
                                                                 -------------    -------------   -------------   -------------
         Basic net income per Unit:
           Net income attributable to common unitholders               $19,190          $17,004         $34,908         $33,588
           Basic weighted average Units outstanding
                                                                        30,463           30,975          30,451          31,182
                                                                       -------          -------         -------         -------
           Basic net income per Unit                                   $  0.63          $  0.55         $  1.15         $  1.07

         Diluted net income per Unit:
           Net income attributable to common unitholders               $19,190          $17,004         $34,908         $33,588

           Basic weighted average Units outstanding                     30,463           30,975          30,451          31,182
           Dilutive effect of stock options                                362               47             316              50
                                                                       -------          -------         -------         -------
           Diluted weighted average Units outstanding
                                                                        30,825           31,022          30,767          31,232
                                                                       -------          -------         -------         -------
           Diluted net income per Unit                                 $  0.62          $  0.55         $  1.13         $  1.07

9.       COMMITMENTS

         As of June 30, 2001, the Company is committed to advance an additional $1.1 million to franchisees of Franchise for the construction of self-storage facilities. These advances will be collateralized by the facility. The Company is a limited guarantor on $6.0 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of June 30, 2001.

10.      SUBSEQUENT EVENTS

         On July 3, 2001, the Company opened a newly developed facility in the Baltimore/Washington market at an approximate cost of $4.7 million. The Company has entered into no further property acquisition contracts to date. On August 1, 2001, the Company, through Franchise Corp., sold its equity interest in a single franchisee property to a third party for a gain of approximately $441 thousand.

11.      RECENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board (FASB) has recently issued FASB Statement No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that have been previously booked by the Company, the adoption of these statements is not expected to have a material impact on the Company's financial position or results of operation.

12.      LEGAL PROCEEDINGS

         On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2001

         these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

         On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The Company has reached an agreement with the plaintiff to settle and dismiss the plaintiff's individual claims. On August 10, 2001, the parties executed a stipulation discontinuing the action with prejudice. The terms of the settlement are confidential, but do not have a material impact on the Company's financial position or results of operations.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to the "we," "our" or "the Company" refer to SUSA Partnership, L.P. References to the "GP" refer to Storage USA, Inc., general partner and holder of approximately 90% of the interest therein.

The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.

- Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.

- Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.

- Net Rental Income means income from self-storage rentals less discounts.

- Realized Rent Per Square Foot means the annualized result of dividing rental income, less discounts by total square feet rented.

- Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

- Net Operating Income ("NOI") means total property revenues less Direct Property Operating Costs.

- Annual Capitalization Rate ("Cap Rate")/ Yield means NOI of a facility divided by the total capitalized costs of the facility.

- Funds from Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.

- Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

OVERVIEW

As of June 30, 2001, we owned, managed and franchised 550 facilities containing
37.2 million square feet in 32 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (364 properties owned since April 1, 2000) and for the first six months of 2001 and 2000 (360 properties owned since January 1, 2000). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

                                                    Quarter Ended                              Six Months Ended
                                       ----------------------------------------   -----------------------------------------
SAME-STORE RESULTS                     June 30, 2001   June 30, 2000   Growth %   June 30, 2001   June 30, 2000    Growth %
                                       -------------   -------------   --------   -------------   -------------    --------
(amounts in thousands except occupancy and per square foot figures)
Revenues                                  $64,394         $59,875        7.5%        $123,243        $114,111        8.0%

Expenses
Operating Expenses                         11,277          10,357        8.9%          22,561          20,753        8.8%
Property Tax & Other                        6,911           6,335        9.1%          13,188          12,402        6.3%
                                          -------         -------        ---         --------        --------        ---
Total Expenses                             18,188          16,692        9.0%          35,749          33,155        7.9%
                                          -------         -------        ---         --------        --------        ---
Net Operating Income                      $46,206         $43,183        7.0%         $87,494         $80,956        8.0%
                                          -------         -------        ---         --------        --------        ---

Physical Occupancy                            85%             85%                         84%             84%
Scheduled Rent per Square Foot            $ 12.73         $ 11.96        6.4%         $ 12.59         $ 11.94        5.4%
Realized Rent per Square Foot             $ 11.78         $ 10.94        7.7%         $ 11.54         $ 10.73        7.5%

         - Our Same-Store Facilities achieved 7.0% NOI growth in the second quarter of 2001 as compared to the second quarter of 2000. The growth resulted from revenue increases of 7.5%, offset by expense growth of 9.0%. For the six months ended June 30, 2001, same-store NOI grew 8.0% compared to the same six months in 2000 due to revenue increases of 8.0% offset by expense growth of 7.9%. We do not believe that the Same-Store NOI growth we experienced in the second quarter and through the first six months of 2001 is sustainable, and are estimating that it will moderate during the remaining quarters of 2001. For the remainder of the year, we anticipate Same-Store revenue growth in the 5.0-5.5% range for the balance of 2001, coupled with expense growth of 6.0-6.5%.

         - The increase in revenues of 7.5% for the second quarter of 2001 compared to the same quarter in 2000, and 8.0% for the six months ended June 30, 2001 compared to the same six months in 2000, is attributable to corresponding growth in realized rent per square foot, 7.7% for the second quarter of 2001 compared to the second quarter of 2000, and 7.5% for the six months ended June 30, 2001 compared to the same period in 2000. Increased rents combined with less discounting led to these gains. Discounts were $1 million less in the second quarter of 2001 than in the corresponding quarter in 2000 and $2.2 million less in the first six months of 2001 than in the like six months in 2000. Physical occupancy has remained relatively constant between 2000 and 2001, both at 85% for the quarter and 84% for the six months ended June 30.

         - Our operating expenses grew 8.9% over the second quarter of 2000 and 8.8% over the first six months of 2000. The quarter to quarter growth is primarily attributable to increases in utilities and property level incentives and bonuses paid to facility personnel. In looking at the operating expense increase for the six months ended June 30, 2001 compared to the same period in 2000, the same reasons hold true, with the addition of increased snow removal costs in 2001. Meanwhile, property tax and other expenses increased 9.1% over the second quarter of 2000 and 6.3% over the first six months of 2000. These increases are primarily due to escalating property and liability insurance costs.

         The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis) and the change in net rental income, realized rent per square foot, and occupied square feet for the second quarter of 2001 versus the same period in 2000, as well as for the six months ended June 30. The largest 10 markets in total represent 68.9% of the total same-store NOI.

                                                            % of      Change in Net        % Change in           % Change in
                                               # of      YTD same-   Rental Income(1)    Realized RPSF(2)      Occupied sq. ft.
Market                                      Facilities   store NOI    QTD       YTD        QTD       YTD        QTD       YTD
                                            ----------   ---------    ---       ---       ----      ----        ---       ---
Los Angeles-Riverside-Orange County, CA         47         17.8%      9.6%      9.8%      10.7%     10.3%      (1.0)%    (0.5)%
New York-N. New Jersey-Long Island, NY          30         16.7%      9.5%      8.7%       8.5%     10.9%       1.0%     (2.0)%
Washington-Baltimore, DC-MD-VA-WV               22         10.0%      9.6%      9.8%       9.8%      8.8%      (0.2)%     0.9%
Miami-Fort Lauderdale, FL                       15          6.1%      7.3%      7.7%       2.5%      7.2%       4.6%      0.5%
Philadelphia-Wilm-Atlantic City, PA-NJ          14          3.4%      4.4%      4.2%       6.3%      6.1%      (1.8)%    (1.8)%
Dallas-Forth Worth, TX                          12          3.3%      5.2%      7.3%       7.3%      8.6%      (1.9)%    (1.2)%
San Francisco-Oakland-San Jose, CA               9          3.2%      5.1%      7.1%       8.4%      8.2%      (3.0)%    (1.0)%
Memphis, TN-AR-MS                               21          2.9%      1.8%      2.8%       4.2%      4.9%      (2.2)%    (1.9)%
Phoenix,-Mesa, AZ                               15          2.8%      1.1%      1.3%       1.0%      1.7%       0.1%     (0.4)%
Detroit, Ann Arbor-Flint, MI                    11          2.7%      5.8%      6.5%       9.3%      8.9%      (3.2)%    (2.2)%

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

         On-Balance Sheet

         Within SUSA Partnership, L.P., we acquired one self-storage facility during the first quarter of 2001. The facility is located in the St. Louis, Missouri market, contains 61 thousand square feet, and required a total investment of approximately $4.6 million. There were no additional acquisitions during the second quarter of 2001, and we anticipate limited acquisition activity within the REIT for the remainder of 2001.

From a development and expansion perspective, we opened three newly developed facilities within the REIT during the first six months of 2001, and completed the expansion of three additional facilities, as outlined in the following table.

                                              DEVELOPMENTS                             EXPANSIONS
                              ---------------------------------------------------------------------------------------
                               Number of       Expected    Net Rentable   Number of      Expected       Net Rentable
Quarter ended                 Facilities     Investment    Square Feet   Facilities     Investment       Square Feet
---------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 2001                    1             $ 6,442            79        1               $  987             18
June 30, 2001                     2              18,157           188        2                2,393             51
                                 --             -------          ----       --              -------            ---
Total year-to-date                3             $24,599           267        3              $ 3,380             69
                                 ==             =======          ====       ==              =======            ===


We plan to continue the development of three new facilities within the REIT. The following chart summarizes the details of these three projects as well as our expansion projects under construction or in construction planning as of June 30, 2001:

                                                  # of       Square      Expected     Investment        Remaining
                                            Properties         Feet    Investment        to Date       Investment
------------------------------------------------------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process                   3               291        $24,703        $19,934          $ 4,769
Total expansions in process                   16               356         30,196         12,835           17,361
                                              --              ----        -------        -------          -------
Total                                         19               647        $54,899        $32,769          $22,130
                                              ==              ====        =======        =======          =======


The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                                 3rd Qtr 01     4th Qtr 01      1st Qtr 02      Thereafter         Total
---------------------------------------------------------------------------------------------------------
(amounts in thousands)
Development                      $4,665          $    --        $20,038          $   --          $24,703
Expansions                        4,467           16,514          1,900           7,315           30,196
                                 ------          -------        -------          ------          -------
Total                            $9,132          $16,514        $21,938          $7,315          $54,899
                                 ======          =======        =======          ======          =======


Off-Balance Sheet Ventures

As of June 30, 2001, the GE Capital Development Venture had invested $47.5 million, $8.7 million of which represents our advances and investments. Six properties are open and operating and three properties remain in design and construction.

During the first quarter of 2001, the GE Capital Acquisition Venture acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million. Six of the properties are located in the Boston metropolitan area and one in Northern New Jersey. There have been no subsequent acquisitions to date. The GE Acquisition Venture had invested a total of $76.6 million as of June 30, 2001, $9.4 million of which was funded through our advances and investments.

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


RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter ended June 30, 2001 and June 30, 2000, and for the six months ended June 30, 2001 and June 30, 2000, based on a percentage of total revenues and is used in the discussion that follows:

                                                 Three months ended                    Six months ended
                                                       June 30,                           June 30,
                                               2001              2000             2001               2000
-------------------------------------------------------------------------------------------------------------
REVENUE
Rental and other property income              95.8%              97.9%              96.7%              97.4%
Service and other income                       4.2%               2.1%               3.3%               2.6%
                                             -----              -----              -----              -----
Total Income                                 100.0%             100.0%             100.0%             100.0%
                                             -----              -----              -----              -----

EXPENSES
Property operations                           24.1%              23.8%              25.2%              24.6%
Taxes                                          7.8%               8.4%               7.8%               8.4%
Cost of Providing Services                     2.9%               1.5%               2.5%               1.8%
General and administrative                     6.7%               5.6%               6.5%               4.7%


Rental and other property income increased $7.4 million, or 11.7% in the quarter ended June 30, 2001 compared to the same quarter in 2000, and increased $14.8 million, or 12.0%, in the six months ended June 30, 2001 compared to the like period in 2000. The primary contributors to the rise in rental and other property income are summarized in the table below.

RENTAL INCOME GROWTH IN 2001 OVER 2000 FOR
COMPARABLE PERIODS ENDED JUNE 30

                                                              Three months       Six months
                                                             ended June 30     ended June 30
--------------------------------------------------------------------------------------------
(in thousands)
Same-store facilities                                          $   4,519         $   9,132
Prior year acquisitions                                              471               896
Prior year developments                                              496               911
Current year acquisitions                                             75               112
Current year developments                                             10                10
Dispositions                                                           3              (41)
Consolidation of Franchise Corp.                                     392               745
Other lease-up, expansion and development facilities               1,458             3,076
                                                               ---------          --------
                                                               $   7,424          $ 14,841
                                                               =========          ========


The largest contributor to the increases in rental and other property income was the Same-Store group of properties. Rental and other property income grew $4.5 million from the second quarter of 2000 to the second quarter of 2001 due to an increase in realized rent per square foot of 7.7%, from $10.94 to $11.78. The $9.1 million growth from the six months ended June 30, 2000 to the same period in 2001 is due to an increase in realized rent per square foot of 7.5%, from $10.73 to $11.54. In both instances, realized rent per square foot rose due to increased rates coupled with reduced discounting, with relatively constant occupancy. Rental and other property income from our single 2001 acquisition yielded another $75 thousand in growth for the quarter, and $112 thousand for the six months ended June 30. The timing of 2000 acquisitions produced rental and other property income growth of $471 thousand for the second quarter of 2001 as compared to the second quarter of 2000, and growth of $896 thousand for the six months ended June 30, 2001 as compared to the same period in 2000. The timing of the opening of 2000 internally developed facilities also added to the growth: $496 thousand for the quarter and $911 thousand for the six months ended June 30. In both cases, there are a full quarter's and a full six month's rental and other property income in 2001, compared to partial periods in 2000, depending upon timing. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments): a total of

$1.5 million for the quarter, and $3.1 million for the six months ended June 30, 2001 as compared to the same period in 2000. Finally, growth was further impacted by the consolidation of Franchise Corporation, commencing January 1, 2001. For properties held jointly with Franchise Corp., only Storage USA's portion of revenues and expenses were recorded in prior years. This change produces a $392 thousand increase for the quarter, and a $745 thousand increase for the six months ended June 30, 2001.

Service and other income increased by $1.7 million from the second quarter of 2000 to the same period in 2001, and by $1.4 million from the first six months of 2000 to the same period in 2001. Service income also grew as a percentage of total revenue: from 2.1% in 2000 to 4.2% in 2001 in the second quarter; and from 2.6% in 2000 to 3.3% in 2001 for the six months ended June 30. Management fees rose $296 thousand from the second quarter of 2000 to the same period in 2001, and $540 thousand from the six months ended June 30, 2000 to the same period in 2001, due to an increased number of managed and franchised facilities paying fees to us. There were 116 such properties as of June 30, 2000, versus 137 as of June 30, 2001. Total fees received from the GE Capital Ventures, acquisition, development and general contractor fees, fell $287 thousand in the second quarter of 2001 as compared to the same period in 2000, and fell $1.1 million in the first six months of 2001 as compared to the same period in 2000. This reduction is primarily due to the completion of six developed properties within the GE Development Venture by the conclusion of 2000, and consequently less development and general contractor fees to assess for 2001. Franchise services income, which includes both tenant insurance income and franchise royalty revenue, increased $934 thousand for the quarter, and $1.7 million for the six months ended June 30, 2001, as compared to the same period in 2000. This was due to no comparable activity in 2000, as the recognition of tenant insurance income and the consolidation of Franchise activity did not commence until 2001. Income from equity investments and other increased $829 thousand in the second quarter of 2001 as compared to the same quarter last year, and increased $234 thousand for the six months ended June 30, 2001 as compared to the same period last year. A portion of the increase relates to a gain through the liquidation of an equity participation held by Franchise in the second quarter of 2001.

                                                    Three months      Three months      Six months      Six months
                                                           ended             ended           ended           ended
                                                   June 30, 2001     June 30, 2000   June 30, 2001   June 30, 2000
------------------------------------------------------------------------------------------------------------------
(in thousands)
Management fees                                       $  982             $  686         $1,838         $1,298
Acquisition, development and
  general contractor fees                                294                581            459          1,574
Franchise services income                                934                 --          1,705             --
Income/(loss) from equity investments and
  other                                                  912                 83            663            429
                                                      ------             ------         ------         ------
TOTAL SERVICE AND OTHER INCOME:                       $3,122             $1,350         $4,665         $3,301
                                                      ======             ======         ======         ======


As a percentage of revenues, cost of property operations and maintenance increased from 23.8% to 24.1% between the second quarter of 2000 and the same period in 2001. Actual expenses rose $2.4 million, from $15.5 million in 2000 to $17.9 million in 2001. For the six months ended June 30, cost of property operations and maintenance as a percentage of revenues increased from 24.6% in 2000 to 25.2% in 2001, reflecting a $4.7 million expense increase, from $31.2 million in 2000 to $35.9 million in 2001. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Incentives and bonuses at the property level grew in 2001, as our facility managers benefited from their roles in our revenue growth. Utilities expense also increased significantly from 2000 to 2001 due to severe weather conditions in a number of markets during the first quarter plus generally escalating energy costs. The initial harsh winter months also produced a large increase in snow removal expense. Health insurance expense also experienced growth, due to increased claims and number of participating employees. We believe the growing costs are a national trend, which we expect will continue. We have experienced a 25% increase in total health insurance costs for the six months ended June 30, 2001 versus the same period in 2000. Property and liability insurance costs are also significantly higher through the first six months of 2001, compared to the same period in 2000. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. This trend will continue as premiums rose again upon our 2001 renewal, approximately 36%.

Tax expense as a percentage of revenues was 7.8% for the second quarter of 2001 and for the six months ended June 30, 2001, compared to 8.4% for the same periods in 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth.

Costs of providing services increased from $979 thousand in the second quarter of 2000 to $2.1 million in the same period in 2001, and increased as a percentage of revenues from 1.5% to 2.9%. For the six months ended June 30, costs of providing services increased from $2.3 million in 2000 to $3.6 million in 2001, and increased as a percentage of revenues from 1.8% to 2.5%. Much of the increase was caused by the recording of costs, including administrative expenses and claims, associated with our tenant insurance program in 2001, with no comparable expenses in 2000. The program commenced in May 2001, when all proceeds were ultimately forwarded to a charitable trust, which in turn incurred the related expenses. Beginning in 2001, however, revenue and expenses are recognized by Franchise Corp., which is now consolidated. The costs of providing management services also increased from 2000 to 2001, as 21 additional managed properties were added to the Storage USA system between June 30 of 2000 and 2001.

General and administrative expenses ("G&A") as a percentage of revenues increased from 5.6% in the second quarter of 2000 to 6.7% for the same period of 2001, indicative of a G&A expense increase from $3.6 to $5.0 million between the two periods. G&A expenses as a percentage of revenues also increased from 4.7% for the first six months of 2000 to 6.5% for the comparable period in 2001, indicative of an expense increase from $5.9 to $9.3 million between the two periods. During the second quarter of 2001, we incurred approximately $750 thousand of legal and consulting expenses associated with various corporate initiatives and projects. Additional G&A growth was driven by occupancy expense increases we experienced due to relocating the Memphis, TN corporate offices in October of 2000, legal fees due to efforts associated with the cases discussed in the "Legal Proceedings" section and in previous filings and the recording of higher management bonus accruals during the first six months of 2001 compared to 2000. Total G&A expenses also grew approximately $424 thousand for the quarter, and $665 thousand for the six months ended June 30, due to the inclusion of Franchise costs, as the accounting treatment for Franchise changed from the equity method to consolidation in January 2001.

Depreciation and amortization expense increased from $10.1 million in the second quarter of 2000 to $10.4 million for the same period in 2001. For the six months ended June 30, depreciation and amortization expense increased from $19.3 in 2000 to $20.3 million in 2001. This was due to a $66.7 million increase in depreciable assets since June 30, 2000.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:

                                Three months       Three months          Six months        Six months
                                      ended              ended              ended              ended
                               June 30, 2001     June 30, 2000       June 30, 2001      June 30, 2000
-----------------------------------------------------------------------------------------------------
(in thousands)
Interest income                 $    2,541        $    3,334          $    5,616         $    6,674
Interest expense                   (14,918)          (14,294)            (30,326)           (28,311)
                                ----------        ----------          ----------         ----------
  NET INTEREST EXPENSE          $  (12,377)       $  (10,960)         $  (24,710)        $  (21,637)
                                ==========        ==========          ==========         ==========

Capitalized interest:                $ 958        $    1,165          $    2,101         $    2,583


Interest expense grew $624 thousand from the second quarter of 2000, $14.3 million, to the same period in 2001, $14.9 million. For the six months ended June 30, interest expense increased $2.0 million, from $28.3 in 2000 to $30.3 million in 2001. The interest expense increase was primarily from the sources listed in the following table and was offset by capitalized interest of $1.2 million in the second quarter of 2000 and $2.6 million for the six months ended June 30, 2000, and $958 thousand and $2.1 million for the comparable periods in 2001.


                                    Three months ended June 30,                     Six months ended June 30,
                            ------------------------------------------------------------------------------------------
                                       2001                 2000                   2001                  2000
                            ------------------------------------------------------------------------------------------
                                           Wtd Avg                Wtd Avg                Wtd Avg               Wtd Avg
                                Wtd Avg   Interest    Wtd Avg    Interest     Wtd Avg   Interest   Wtd Avg    Interest
Debt                          Borrowing      Rate    Borrowing     Rate     Borrowing     Rate    Borrowing      Rate
----------------------------------------------------------------------------------------------------------------------
Notes payable                   600,000     7.37%      600,000     7.37%    600,000       7.37%     600,000     7.37%

Lines of credit                 165,206     5.80%      137,988     7.57%    171,342       6.50%     133,199     7.41%

Mortgages payable                65,922     7.50%       69,133     7.50%     66,231       7.50%      69,505     7.50%

Leases & other borrowings        39,069     7.50%       42,991     7.50%     38,985       7.50%      42,806     7.50%


Interest income decreased $793 thousand from the second quarter of 2000 to the same period in 2001, from $3.3 million in 2000 to $2.5 million in 2001. For the six months ended June 30, interest income decreased approximately $1.1 million, from $6.7 million in 2000 to $5.6 million in 2001. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate during the six months ended June 30, 2001, were the primary causes of the reduction in interest income. On June 30, 2000, advances to franchisees totaled $121.5 million, compared to $109.9 million on June 30, 2001.

We recorded an $890 thousand gain on the sale of storage facilities in 2000, due to the sale of two Columbus, Indiana storage facilities and a non-operating development project in White Marsh, Maryland. No dispositions occurred in the first six months of 2001.

Minority interest expense produced minimal fluctuation between the six months ended June 30, 2000 and the same period in 2001, $2 thousand, and, as a percentage of revenues, approximates well less than 1%. Distributions to preferred unitholders remained constant at $1.4 million for the quarters ended June 30, 2000 and 2001, and $2.9 million for the six months ended June 30, 2000 and 2001, as the number of preferred units and rate remained unchanged.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $65.2 million during the six months ended June 30, 2001 as compared to $36.8 million during the same period in 2000. Significant items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $9.4 million in the first six months of 2001 in the acquisition and improvement of self-storage facilities compared to $13.0 million during the same period in 2000. $4.6 million of the $9.4 million for 2001 reflects our single acquisition in the St. Louis, Missouri market, with the remaining $4.8 million representing improvements. For 2000, $3.1 million of the $13.0 million total reflects a single property acquired in the Denver, Colorado market, with the remaining $9.9 million representing improvements. In the six months ended June 30, 2001, there were no sales or exchanges of storage facilities. This contrasts sharply with the $21.7 million in proceeds received from dispositions in the corresponding six months of 2000, including $19.9 million from the transfer of nine development projects to the GE Capital Development Venture.

In addition to improvements, we invested $18.4 million in the first six months of 2001 and $18.7 million in the first six months of 2000 for development and construction of self-storage facilities. There were 3 internally developed facilities and 16 expansions of existing facilities in process with $32.8 million cumulative invested at June 30, 2001. The total budget for these facilities is $54.9 million, of which $22.1 million remains to be invested. We also invested $8.1 million in advances and investments in real estate during the first six months of 2001, compared to $9.8 million one year ago. In 2001, we have invested $4.7 million in cash in the GE Capital Ventures, and provided $3.4 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as two repaid their loans during the first six months of 2001, generating $6.9 million in cash. We also received full payment on a $7.2 million loan to the GE Capital Acquisition Venture, and $1.9 million in distributions from other joint ventures. We have $1.1 million of loan commitments to franchisees to fund as of June 30, 2001. Additionally, we expect to invest up to $3 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2001.

Sometimes we acquire facilities in exchange for Partnership Units. The Partnership Units are redeemable after one year for cash or, at the GP's option, shares of the GP's common stock. Sellers taking Partnership Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Partnership Units. At June 30, 2001 we had 3.1 million Partnership Units outstanding, of which the following Partnership Units were redeemable:

- 82 thousand Partnership Units for an amount equal to the fair market value ($3.0 million, based upon a price per Partnership Unit of $36.00 at June 30, 2001) payable in cash or, at the GP's option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.

- 3.1 million Partnership Units for amounts equal to the fair market value ($108.8 million, based upon a price per Partnership Unit of $36.00 at June 30, 2001) payable in cash or, at the GP's option, in shares of the GP's common stock at the initial exchange ratio of one share for each Partnership Unit.

We anticipate that the source of funds for any cash redemption of Partnership Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. The GP has agreed to register any shares of the GP's common stock issued upon redemption of Units under the Securities Act of 1933.

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

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At June 30, 2001, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net repayments in the six months ended June 30, 2001 of $8.4 million. For the same period in 2000, net borrowings totaled $49.5 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating, which matures in May of 2002. We are currently working with the bank group to renegotiate the facility, which would result in the maturity being extended through 2004. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on August 31, 2001, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of June 30, 2001.

We paid approximately $42.4 million in distributions during the first six months of 2001, $37.8 million to the general partner, $4.5 million to the limited partners and $48 thousand to minority interests. This compares to a total $43.0 million in distributions for the same period in 2000, $38.0 to the general partner, $4.9 million to the limited partners and $44 thousand to minority interests. The main reason for the reduction in distributions is a corresponding decrease in the number of Partnership Units outstanding. As of January 1, 2000, there were 27.9 million general and 3.7 million limited partnership units outstanding, compared to 27.0 million general and 3.4 million limited as of January 1, 2001. The impact of the decrease in Partnership units outstanding was partially offset by an increase in the distribution rate. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends, which increased 2.9% between the two periods. Preferred unit dividends remained constant at $2.9 million for the six months ended June 30, 2000 and 2001, as the number of units and rate remained unchanged.

As noted previously, in December of 1999, the GP authorized a plan to repurchase up to 5% of its common shares outstanding, and, in the third quarter of 2000, the GP completed that repurchase program. During the first six months of 2000, the GP repurchased 858 thousand shares at a cost of $26.0 million.

We have incurred approximately $1.7 million in the first six months of 2001 for both scheduled maintenance and repairs and the conforming of facilities acquired from 1994 to 2000 to our standards. We expect to incur an additional $5.6 million in the remaining six months of the year.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital Joint Ventures, dividend and distribution requirements, and scheduled property related capital expenditures. Additionally, no significant maturities are scheduled under any of our borrowings until 2003. We are currently pursuing several strategies to generate additional cash funding in 2001 and 2002, including the disposition of individually targeted properties, issuing additional preferred Partnership Units and forming additional joint ventures.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt and construction advances to franchisees and the repricing of fixed rate debt upon maturity. Changes in interest rates also effect the fair value of our fixed rate mortgage debt. However, this risk is limited since we plan to hold these mortgages until maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit and construction advances made to franchisees. If interest rates increased by 25 basis points, our interest expense for the six months ended June 30, 2001 would have increased by approximately $214 thousand, based on average outstanding balances during that period. But that expense increase would have been offset by a corresponding increase of approximately $141 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

FUNDS FROM OPERATIONS ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows when evaluating our operating results because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which, effective January 1, 2000, includes non-recurring results of operations, except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, our FFO may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months and six months ended June 30, 2001 and June 30, 2000:


FUNDS FROM OPERATIONS ATTRIBUTABLE                       Three Months     Three Months        Six Months         Six Months
TO UNIT HOLDERS:                                                Ended            Ended             Ended              Ended
                                                        June 30, 2001    June 30, 2000     June 30, 2001      June 30, 2000
--------------------------------------------------------------------- ---------------- --------------------------------------
(in thousands)

Net Income Attributable to Common Unitholders                $ 19,190         $ 17,004          $ 34,908           $ 33,588

Loss/(Gain) on Sale of Assets*                                     --               --                --               (595)
Total Depreciation and Amortization                            10,352           10,097            20,326             19,291
Depreciation from Unconsolidated Entities                         342              789               183                335
Less Depreciation of Non-Revenue Producing Property              (899)            (998)           (2,010)            (1,912)
                                                             --------         --------          --------           --------

FFO attributable to common unitholders                       $ 28,985         $ 26,286          $ 54,013           $ 50,707
                                                             ========         ========          ========           ========

*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.


During the second quarter of 2001, we declared distributions per unit of $0.71, which is an increase of 2.9% over the second quarter 2000 distribution of $0.69. To date, $1.42 per share in distributions have been declared in 2001, compared to $1.38 in 2000, again a 2.9% increase. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

RECENT ACCOUNTING DEVELOPMENTS

As indicated in the Notes to the Consolidated Financial Statements, the Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that we have previously recorded, the adoption of these statements is not expected to have a material impact on either our financial position or our results of operations.


LEGAL PROCEEDINGS

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The Company has reached an agreement with the plaintiff to settle and dismiss the plaintiff's individual claims. On August 10, 2001, the parties executed a stipulation discontinuing the action with prejudice. The terms of the settlement are confidential, but do not have a material impact on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2001 anticipated revenues, expenses, net income growth, returns, and future capital requirements and sources, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:

- Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents or control our expenses, thus reducing our net income.

- Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.

- New development opportunities could be limited due to an inability to obtain zoning and other local approvals.

- Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.

- The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.

- Costs related to compliance with laws, including environmental laws could increase, reducing our net income.

- General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.

- Unfavorable outcome(s) in the pending litigation described in Item 2 of this Form 10-Q could ultimately reduce our net income.

- Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.

- Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.

- The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 2, 2001, the GP held its Annual Meeting of Shareholders. One matter was submitted to the shareholders for consideration: the election of nine Directors (being all of our Directors).

Election of Nine Directors:

     DIRECTOR:                                            FOR                   WITHHELD
     ---------                                            ---                   --------
     C. Ronald Blankenship                             24,406,773                49,308
     Howard P. Colhoun                                 24,407,391                48,690
     Alan B. Graf, Jr.                                 24,407,959                48,122
     Dean Jernigan                                     24,408,517                47,564
     Mark Jorgensen                                    24,408,401                47,680
     Caroline S. McBride                               24,405,891                50,190
     John P. McCann                                    24,408,345                47,736
     William D. Sanders                                24,408,005                48,076
     Harry J. Thie                                     24,408,195                47,886

ITEM 5. OTHER INFORMATION

None


a. Exhibit 3.1 Articles of Amendment to the Amended and Restated Charter of Storage USA, Inc., filed with the Secretary of the State of Tennessee on May 28, 1997. (Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1997, and incorporated herein by reference)

         Exhibit 3.2 Articles of Amendment to the Amended Charter of Storage USA, Inc., designating and fixing the rights and preferences of the 8 7/8% Series A Cumulative Redeemable Preferred Stock, as filed with the Secretary of State of the State of Tennessee on November 12, 1998. (Filed as an Exhibit to our Current Report on Form 8-K, filed November 12, 1998, and incorporated herein by reference)

         Exhibit 10.1 Amendment No. 1 to the GP's Shareholder Value Plan, dated as of August 1, 2001.

b.       Reports on Form 8-K

         On May 24, 2001, the GP filed a current report on Form 8-K. The filing included information relating to our change in independent accountants, from PricewaterhouseCoopers, LLP to Arthur Andersen, LLP for the fiscal year ending December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Dated:   August 14, 2001

                              SUSA Partnership, L.P.
                              By Storage USA, Inc.,
                              General Partner


                     By:      /s/ Christopher P. Marr
                              -----------------------
                              Christopher P. Marr
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3.1*               Articles of Amendment to the Amended and Restated Charter of Storage
                   USA, Inc., filed with the Secretary of the State of Tennessee on May
                   28, 1997.


3.2**              Articles of Amendment to the Amended Charter of Storage USA, Inc.,
                   designating and fixing the rights and preferences of the 8 7/8% Series
                   A Cumulative Redeemable Preferred Stock, as filed with the Secretary of
                   State of the State of Tennessee on November 12, 1998.

10.1               Amendment No. 1 to the GP's Shareholder Value Plan, dated as of August
                   1, 2001.


                   *        Filed as an Exhibit to our Current Report on Form 8-K, filed
                            May 30, 1997, and incorporated by reference herein.

                   **       Filed as an Exhibit to our Current Report on Form 8-K, filed
                            November 12, 1998, and incorporated by reference herein.
