Form 10-Q
period 2001-09-30
SUSA PARTNERSHIP LP
filed 2001-11-14
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 2001
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
        For the transition period from             to

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

                                                       Three months    Three months      Nine months      Nine months
                                                              ended           ended            ended            ended
                                                      September 30,   September 30,    September 30,    September 30,
                                                               2001            2000             2001             2000
                                                           --------        --------        ---------        ---------


OPERATING REVENUES:
Rental and other property income                           $ 73,218        $ 68,050        $ 211,293        $ 191,284
Service and other income                                      2,791           1,959            7,456            5,261
                                                           --------        --------        ---------        ---------
Total operating revenues                                     76,009          70,009          218,749          196,545
                                                           --------        --------        ---------        ---------
OPERATING EXPENSES:
Cost of property operations and maintenance                  18,416          16,780           54,320           47,953
Taxes                                                         6,175           5,950           17,251           16,587
Costs of providing services                                   1,790           1,020            5,403            3,284
General and administrative                                    4,668           4,091           13,949           10,003
Depreciation and amortization                                10,472          10,113           30,798           29,403
                                                           --------        --------        ---------        ---------
Total operating expenses                                     41,521          37,954          121,721          107,230
                                                           --------        --------        ---------        ---------
INCOME FROM OPERATIONS                                       34,488          32,055           97,028           89,315

OTHER INCOME (EXPENSE):
Interest expense, net                                       (12,397)        (11,593)         (37,106)         (33,230)
                                                           --------        --------        ---------        ---------
INCOME BEFORE GAIN(LOSS) ON EXCHANGE, MINORITY
  INTEREST AND DISTRIBUTION TO PREFERRED UNITHOLDERS         22,091          20,462           59,922           56,085

Gain/(Loss) on sale of assets                                    --             (15)              --              873
                                                           --------        --------        ---------        ---------
INCOME BEFORE MINORITY INTEREST AND
  DISTRIBUTIONS TO PREFERRED UNITHOLDERS                     22,091          20,447           59,922           56,958

Minority interest                                               (20)            (21)             (59)             (59)
                                                           --------        --------        ---------        ---------
INCOME BEFORE DISTRIBUTIONS TO PREFERRED UNITHOLDERS         22,071          20,426           59,863           56,899

Distributions to Preferred Unitholders                       (1,442)         (1,442)          (4,327)          (4,327)
                                                           --------        --------        ---------        ---------
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS              $ 20,629        $ 18,984        $  55,536        $  52,572
                                                           ========        ========        =========        =========
BASIC NET INCOME PER UNIT                                  $   0.68        $   0.62        $    1.82        $    1.70
                                                           ========        ========        =========        =========
DILUTED NET INCOME PER UNIT                                $   0.67        $   0.62        $    1.80        $    1.69
                                                           ========        ========        =========        =========


                 See Notes to Consolidated Financial Statements

                             SUSA PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except unit data)

                                                          as of            as of
                                                  September 30,     December 31,
                                                           2001             2000
                                                    -----------      -----------
                                                    (unaudited)
ASSETS

Investments in storage facilities, at cost:           1,763,926        1,710,725
Accumulated depreciation                               (162,796)        (132,527)
                                                    -----------      -----------
                                                      1,601,130        1,578,198
Cash and cash equivalents                                 3,967            5,045
Advances and investments in real estate                 126,233          136,125
Other assets                                             38,959           47,402
                                                    -----------      -----------
     TOTAL ASSETS                                   $ 1,770,289      $ 1,766,770
                                                    ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                       $   600,000      $   600,000
Line of credit borrowings                               174,891          168,333
Mortgage notes payable                                   64,980           66,845
Other borrowings                                         30,817           38,804
Accounts payable and accrued expenses                    33,659           25,965
Dividends payable                                        19,517           18,643
Rents received in advance                                11,921           10,783
Deferred gain from contribution of self-storage
  facilities                                             37,175           37,175
Minority Interest                                           523              533
                                                    -----------      -----------
     TOTAL LIABILITIES                                  973,483          967,081
                                                    -----------      -----------
Limited common partnership units
  3,097,358 and 3,419,818 outstanding
  at redemption value                                   122,655          108,579

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                    65,000           65,000
Deferred compensation
                                                           (151)            (252)
General Common Partnership units
 27,488,628 and 27,019,095 outstanding                  618,294          637,672
Notes receivable - officers                              (8,992)         (11,310)
                                                    -----------      -----------
     TOTAL PARTNERS' CAPITAL                            674,151          691,110
                                                    -----------      -----------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 1,770,289      $ 1,766,770
                                                    ===========      ===========



                 See Notes to Consolidated Financial Statements

                             SUSA PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                        Nine months   Nine months
                                                                              ended         ended
                                                                      September 30,  September 30,
                                                                               2001          2000
                                                                          ---------      --------
OPERATING ACTIVITIES:
Net income attributable to common unitholders                             $  55,536      $ 52,572
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           30,798        29,403
     Minority interest and preferred unit dividends                           4,386         4,386
     (Gain)/Loss on exchange of self-storage facilities                          --          (873)
     Changes in assets and liabilities:
          Other assets                                                        2,282       (18,041)
          Other liabilities                                                   8,847         9,616
                                                                          ---------      --------
Net cash provided by operating activities                                   101,849        77,063
                                                                          ---------      --------
INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                          (14,287)      (23,774)
Proceeds from sale/exchange of storage facilities                               283        21,682
Development of storage facilities                                           (27,691)      (29,699)
Advances and investments in real estate                                     (10,113)      (13,443)
Proceeds from liquidation advances and  investments in real estate           20,761        11,558
Issuances of notes receivable                                                   (26)       (2,533)
Payments on notes receivable                                                  5,211         4,571
                                                                          ---------      --------
Net cash used in investing activities                                       (25,862)      (31,638)

FINANCING ACTIVITIES:
Net (repayments)/borrowings under line of credit                             (3,442)       66,823
Mortgage principal payments                                                  (1,048)       (1,948)
Other borrowings principal payments/payoffs                                  (8,850)       (4,200)
Payment of debt issuance costs
                                                                             (1,577)         (376)
Distributions to General Partner                                            (57,255)      (56,860)
Distributions to limited partners                                            (6,749)       (7,281)

Distribution to minority interests                                              (69)          (64)
Proceeds from issuance of Partnership Units                                   5,441           136
Preferred unit dividends                                                     (4,327)       (4,327)
Repurchase of units from general partner                                         --       (34,860)
Payments on notes receivable - officers                                         811           183
                                                                          ---------      --------
Net cash used in financing activities                                       (77,065)      (42,774)
                                                                          ---------      --------
Net change in cash and equivalents                                           (1,078)        2,651
Cash and equivalents, beginning of period                                     5,045         1,699
                                                                          ---------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                       $   3,967      $  4,350
                                                                          =========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 GP common stock issued in exchange for notes receivable and
   contributed to Partnership in exchange for Partnership units           $      --      $  1,057
 Partnership units received in payment of notes receivable                    1,506           466
 Equity share of joint venture received for disposition of assets                --         6,526
 Note received in consideration for undepreciated land sold                      --         2,200
 Partnership units issued in accordance with deferred Partnership
   Unit agreement                                                                --         1,000
 Assumption of company-issued mortgages in acquisition                           --        13,673
 Partnership units exchanged for shares of GP common stock                   11,619         8,776
 GP common stock issued to Directors and contributed to Partnership
    in exchange for Partnership units                                           160           160
                                                                          ---------      --------

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

2.       ORGANIZATION

         The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At September 30, 2001 and December 31, 2000, respectively, the GP owned approximately 89.9% and 88.8% of the partnership interest in the Partnership.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Rental and Other Property Income

         Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the third quarter and for the nine months ended September 30, 2001 and 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

                                                            Three months    Three months     Nine months    Nine months
                                                                   ended           ended           ended          ended
                                                           September 30,   September 30,   September 30,  September 30,
                                                                    2001            2000            2001           2000
         ---------------------------------------------------------------------------------------------------------------
         (IN THOUSANDS)

         Rental Income:                                        $  71,896       $  66,926       $ 207,764      $ 188,177
         Other property specific income:
                                                                   1,322           1,124           3,529          3,107
                                                         ---------------------------------------------------------------
            RENTAL AND OTHER PROPERTY INCOME                   $  73,218       $  68,050       $ 211,293      $ 191,284
                                                         ===============================================================


         Service and Other Income

         Service and other income consists of revenue derived from providing services to third parties and related joint ventures and the Company's proportionate share of the net income of equity investments, including joint ventures. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"), and services provided by Franchise. The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, one of the services now being provided by Franchise is the offering to the Company's customers direct access to tenant insurance, which insures their goods against described perils. With the consolidation of Franchise, as described in Note 2 to the Consolidated Financial Statements, tenant insurance income plus royalty fees from franchisees are included in Franchise services income in 2001. Below is a summary of service and other income for the third quarter and for the nine months ended September 30, 2001 and 2000.

                                                            Three months    Three months     Nine months    Nine months
                                                                   ended           ended           ended          ended
                                                           September 30,   September 30,   September 30,  September 30,
                                                                    2001            2000            2001           2000
        ----------------------------------------------------------------------------------------------------------------
        (in thousands)
        Management fees                                        $   1,026        $    772       $   2,864      $   2,071
        Acquisition, development and general
          contractor fees                                             44             114             503          1,688
        Franchise services income                                  1,352              --           3,057              -
        Income from equity investments and other                     369           1,073           1,032          1,502
                                                           -------------------------------------------------------------
           TOTAL SERVICE AND OTHER INCOME:                     $   2,791       $   1,959       $   7,456      $   5,261
                                                           =============================================================


         Interest Expense, net

         Interest income and expense are netted together and the breakout of income and expense is as follows:

                                                            Three months    Three months     Nine months    Nine months
                                                                   ended           ended           ended          ended
                                                           September 30,   September 30,   September 30,  September 30,
                                                                    2001            2000            2001           2000
        ----------------------------------------------------------------------------------------------------------------
         (in thousands)
         Interest income                                     $    2,167      $    3,968      $    7,820     $   10,046
         Interest expense                                       (14,564)        (15,561)        (44,926)       (43,276)
                                                         ---------------------------------------------------------------
           NET INTEREST EXPENSE                              $  (12,397)     $  (11,593)     $  (37,106)    $  (33,230)
                                                         ===============================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

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

4.       INVESTMENT IN STORAGE FACILITIES

         Investments in storage facilities consisted of the following at September 30, 2001 and December 31, 2000:

                                                            September 30,          December 31,
                                                                     2001                  2000
         ---------------------------------------------------------------------------------------
         (in thousands)
         Land                                                $    427,960           $   418,507
         Buildings and improvements                             1,241,392             1,197,701
         Tenant improvements                                        7,695                 7,338
         Furniture, fixtures and equipment                         47,212                42,525
         Development in progress, including land                   39,667                44,654
                                                     -------------------------------------------
         Total                                                  1,763,926             1,710,725
         Less: accumulated depreciation                          (162,796)             (132,527)
                                                     -------------------------------------------
                                                             $  1,601,130           $ 1,578,198
                                                     ===========================================

         The preceding cost balances include facilities acquired through capital leases of $32.5 million at September 30, 2001 and $31.5 million at December 31, 2000. Also included above are $25.5 million at September 30, 2001 and $22.8 at December 31, 2000 of corporate office furniture, fixtures and equipment. Accumulated depreciation associated with the facilities acquired through capital leases was $2.0 million at September 30, 2001 and $1.4 million at December 31, 2000.

         The Company acquired one self-storage facility for $4.6 million during the first quarter of 2001. The Company has also opened four internally developed facilities through September 2001: one in the first quarter at a total cost of approximately $6.4 million; two in the second quarter for approximately $18.2 million; and one in the third quarter for approximately $4.7 million.

5.       ADVANCES AND INVESTMENTS IN REAL ESTATE

         Advances and investments in real estate consisted of the following at September 30, 2001 and December 31, 2000:

                                                            September 30,          December 31,
                                                                     2001                  2000
         ---------------------------------------------------------------------------------------
         (in thousands)
         Advances to Franchisees                             $    106,720          $    113,272
         Fidelity joint venture                                     (307)                 (300)
         GE joint ventures                                         19,278                20,758
         Other joint ventures                                         542                 2,395
                                                      ------------------------------------------
         TOTAL ADVANCES & INVESTMENTS                        $    126,233          $    136,125
                                                      ==========================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

         As of September 30, 2001 and December 31, 2000, $106.7 million and $113.3 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. These advances are collateralized by the facilities being developed by the franchisee.

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

         The Company recognized $325 thousand in equity earnings from the Fidelity Venture and $376 thousand in management fees for operating the venture's properties in the third quarter of 2001, compared to $402 thousand and $363 thousand, respectively, in the third quarter of 2000. For the nine months ended September 30, 2001 the Company recognized $1.0 million in equity earnings and $1.1 million in management fees, compared to $1.0 million in both equity earnings and management fees for the same period in 2000. As of September 30, 2001 and December 31, 2000, the Company had recorded negative investment balances in the Fidelity Venture of $307 thousand and $300 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:

                                    Three months     Three months     Nine months     Nine months
                                           ended            ended           ended           ended
                                   September 30,    September 30,   September 30,   September 30,
                                            2001             2000            2001            2000
         -----------------------------------------------------------------------------------------
         (in thousands)
         INCOME STATEMENT:
         Property revenues              $  6,241         $  6,010         $18,245         $17,123
         Property expenses                 2,043            1,944           6,227           5,613
         Net Operating Income              4,198            4,066          12,018          11,510
         Net income                        1,684            1,601           4,482           4,157
         BALANCE SHEET:
         Total assets                   $146,454         $149,337
         Total third party debt           90,592           91,994

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

         The Company transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of September 30, 2001, eight properties were open and operating and one remained in design and construction within the Development Venture. During the first nine months of 2001, the Acquisition Venture has acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million, bringing the total number of operating properties within the Venture to thirteen. Of the properties acquired during 2001, six are located in the Boston metropolitan area and one is located in Northern New Jersey.

         The Company has recognized certain fees related to the GE Capital Ventures as summarized below. The 2000 totals include fees generated by the initial transfer of the nine development projects to the Development Venture.

                                              Three months      Three months     Nine months     Nine months
                                                     ended             ended           ended           ended
                                             September 30,     September 30,   September 30,   September 30,
                                                      2001              2000            2001            2000
         ----------------------------------------------------------------------------------------------------
         (in thousands)
         Acquisition, development and
           general contractor fees                $     44          $    114         $   503        $  1,688
         Management fees                               220                63             574              86
                                            -----------------------------------------------------------------
         TOTAL SERVICE AND OTHER INCOME:          $    264          $    177        $  1,077        $  1,774
                                            =================================================================


         In 2000, the Company recognized a $9 thousand loss in equity earnings from the GE Capital Ventures in the third quarter, and a $185 thousand loss for the nine months ended September 30. Included in these equity earnings losses is amortization relating to the difference between the Company's cost and the underlying equity in the Ventures' net assets. In 2001, the Company has recognized a $133 thousand loss in equity earnings from the GE Capital Ventures for the third quarter of 2001, including related amortization, and a like $334 loss in equity earnings for the nine months ended September 30, 2001.

         As of September 30, 2001 and December 31, 2000, the Company had combined recorded investments of $19.3 million and $20.8 million, respectively, in the GE Capital Ventures. The following tables summarize certain financial information related to the Ventures for the third quarter of 2001 and 2000, and for the nine months ended September 30, 2001 and 2000.

                                             Three months ended September 30, 2001    Nine months ended September 30, 2001
                                             Development   Acquisition                Development  Acquisition
                                                 Venture       Venture       Total        Venture      Venture       Total
     ----------------------------------------------------------------------------------------------------------------------
     (in thousands, except number of properties)
     INCOME STATEMENT:
     Property revenues                            $   678      $ 2,977    $  3,655        $ 1,543       $8,039      $9,582
     Property expenses                                591        1,174       1,765          1,571        3,855       5,426
     Net Operating Income                              87        1,803       1,890            (28)       4,184       4,156
     Net income                                      (443)         397         (46)        (1,619)         784        (835)
     BALANCE SHEET (AS OF SEPT 30, 2001):
     Total assets                                 $48,822      $77,851    $126,673
     Total debt                                    23,468       29,462      52,930
     NUMBER OF OPERATIONAL PROPERTIES:                  8           13          21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

                                             Three months ended September 30, 2000    Nine months ended September 30, 2000
                                             Development   Acquisition                Development  Acquisition
                                                 Venture       Venture       Total        Venture      Venture       Total
     ----------------------------------------------------------------------------------------------------------------------
     (in thousands, except number of properties)
     INCOME STATEMENT:
     Property revenues                             $ 128        $1,027      $1,155          $ 160       $1,361      $1,521
     Property expenses                               172           388         560            247          456         703
     Net Operating Income                            (44)          639         595            (87)         905         818
     Net income                                     (237)          220         (17)          (320)         365          45
     BALANCE SHEET (AS OF SEPT 30, 2000):
     Total assets                                $37,720       $36,905     $74,625
     Total debt                                   14,624         5,525      20,149
     NUMBER OF OPERATIONAL PROPERTIES:                 4             4           8


         Other Ventures

         SUSA Partnership has equity interests in several single facility joint ventures. Franchise has equity interests in a number of franchisee joint ventures which are included in advances and investments in real estate. Prior to the first quarter of 2001, these equity interests were included in Other Assets as part of the Company's recording of its share of the overall net assets of Franchise.

         The decline in Other Ventures from $2.4 million at December 31, 2000 to $542 thousand at September 30, 2001 is primarily due to the consolidation of Franchise and the related inclusion of its equity interest in franchisee properties as described above.

6.       OTHER ASSETS

                                                                      As of                As of
                                                         September 30, 2001    December 31, 2000
                                                        -----------------------------------------
         (in thousands)
         Deposits                                              $      3,429          $     4,449
         Accounts receivable                                          4,752                4,192
         Mortgages receivable                                           540                2,700
         Notes receivable                                             3,463                6,389
         Other receivables                                           11,601                7,760
         Advancements and investments in Franchise                       --                9,464
         Deferred costs of issuances of unsecured notes
         (net of amortization)                                        8,130                8,291
         Other                                                        7,044                4,157
                                                        -----------------------------------------
         TOTAL OTHER ASSETS                                    $     38,959         $     47,402
                                                        =========================================


7.       LINES OF CREDIT, MORTGAGES PAYABLE, AND OTHER BORROWINGS

         On September 17, 2001, the Company amended its revolving line of credit with a group of commercial banks. Under the credit agreement, the company can borrow up to $225 million at a spread over LIBOR of 115 basis points. The amended line of credit will mature on September 17, 2004 and does include a one-year extension option. On October 16, 2001, the company amended its $40 million line of credit with a commercial bank. The amended line of credit will mature on July 31, 2002. Franchise can borrow under a $10 million line of credit with a commercial bank, which matures on December 29, 2001 and is renewable at that time. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 31, 2001

         LINE OF CREDIT BORROWINGS                       SUSA
         AS OF SEPTEMBER 30, 2001                 Partnership       Franchise             Total
         ---------------------------------------------------------------------------------------
         (in thousands)
         Total lines of credit                      $ 265,000        $ 10,000         $ 275,000
         Borrowings outstanding                     $ 164,891        $ 10,000         $ 174,891
         Weighted average daily interest
             rate year-to-date                          5.99%           5.97%             5.99%


         The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

         MORTGAGE NOTES PAYABLE
         AS OF SEPTEMBER 30, 2001                              Face Amount       Maturity Range
         ---------------------------------------------------------------------------------------
         (in thousands)
         Fixed rate                                             $   55,202            2000-2021
         Variable rate                                               5,126            2006-2016
                                                            ------------------------------------
                                                                $   60,328
         Premiums                                                    4,652
                                                            ---------------
         MORTGAGE NOTES PAYABLE                                 $   64,980
                                                            ===============


         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings. Non-interest bearing notes, with a face value of $5.1 million and a carry value of $4.9 million at December 31, 2000, were paid off in the third quarter of 2001.

         OTHER BORROWINGS
         AS OF SEPTEMBER 30, 2001          Face Amount         Carry Value         Imputed Rate
         ---------------------------------------------------------------------------------------
         (in thousands)
         Deferred units                          7,500               7,029                7.50%
         Capital Leases                             --              23,788
                                        --------------------------------------------------------
         TOTAL OTHER BORROWINGS               $  7,500            $ 30,817
                                        ===================================


         During the nine months ended September 30, 2001, total interest paid on all debt was $44.2 million and total interest capitalized for construction costs was $3.0 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

8.       INCOME PER UNIT

         Basic and diluted income per unit is calculated as presented in the following table. Amounts are in thousands with the exception of per unit data.

                                                    Three months     Three months    Nine months     Nine months
                                                           ended            ended          ended           ended
                                                   September 30,    September 30,  September 30,   September 30,
                                                            2001             2000           2001            2000
                                                  ---------------------------------------------------------------
  BASIC NET INCOME PER UNIT:
     Net income attributable to common unitholders     $  20,629         $ 18,984       $ 55,536        $ 52,572
     Basic weighted average Units outstanding             30,526           30,537         30,456          30,968
     ------------------------------------------------------------------------------------------------------------
     Basic net income per Unit                          $   0.68         $   0.62       $   1.82        $   1.07

  DILUTED NET INCOME PER UNIT:
     Net income attributable to common unitholders     $  20,629         $ 18,984       $ 55,536        $ 52,572

     Basic weighted average Units outstanding             30,526           30,537         30,456          30,968
     Dilutive effect of GP stock options                     445               52            338              52
                                                  ---------------------------------------------------------------
     Diluted weighted average Units outstanding           30,971           30,589         30,794          31,020
     ------------------------------------------------------------------------------------------------------------
     Diluted net income per Unit                        $   0.67         $   0.62       $   1.80        $   1.07


9.       COMMITMENTS

         As of September 30, 2001, the Company is committed to advance an additional $423 thousand to franchisees of Franchise for the construction of self-storage facilities. These advances will be collateralized by the facility. The Company is a limited guarantor on $6.0 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount had been funded as of September 30, 2001.

10.      SUBSEQUENT EVENTS

         On October 12, 2001, the Company sold four of its self-storage facilities located in North Carolina to an unrelated third party. The Company received $8.3 million in cash, net of associated closing costs, and recognized a net loss on the transaction of approximately $291 thousand.

         Additional subsequent events are included in Note 13, Activities of the Special Committee of the Board of Directors.

11.      RECENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board (FASB) has recently issued FASB Statement No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that have been previously recorded by the Company, the adoption of these statements is not expected to have a material impact on the Company's financial position or results of operation.

         The FASB has also issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and will be not be effective until fiscal year 2003. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

         be effective for fiscal year 2002. The initial adoption of both of these statements is not expected to have a material impact on the Company's financial position or results of operations.

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

         On November 6, 2001, purported class action lawsuits were filed by four alleged shareholders of the Company in the Chancery Court in Memphis, Tennessee, and on November 8, 2001, purported class action lawsuits were filed by two alleged shareholders in the Chancery Court in Memphis, Tennessee, naming the Company, Security Capital Group, Inc., SC Realty, Inc. (only as to Case No. CH-01-2286-1 and Case No. CH-01-2284-1) and each member of the Board of Directors of the Company as defendants (Case Nos. CH-01-2281-1, CH-01-2282-3, CH-01-2286-1,
         CH-01-2301-2, CH-01-2302-2 and CH-01-2284-1)). The purported class actions allege that the defendants have violated a duty of fair dealing and other fiduciary duties to the shareholders in modifying the standstill agreement with Security Capital and considering Security Capital's proposal generally (see Note 13 for further details regarding Security Capital's proposal). Security Capital's proposal has been included as part of the Company's Form 8-K filed on November 8, 2001. The purported class actions seek: (1) to enjoin the consummation of a sale of the Company to Security Capital, and (2) if such sale is consummated, to rescind it and recover rescissionary and other damages suffered by the plaintiffs as a result of the transaction. The Company has not yet been served with all of these lawsuits and has not filed responsive pleadings as of this date in any of the lawsuits. The Company believes the lawsuits are without merit and intends to defend them vigorously.

13.      ACTIVITIES OF THE SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

         On September 10, 2001, the Company announced that its Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, which would explore the intentions of Security Capital Group with respect to its equity ownership in the Company given Security Capital's prior public announcements. Security Capital currently owns approximately 43% of the outstanding shares of the Company and has recently announced a plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2001

         securities in those businesses. On October 8, 2001, the Company announced that the Special Committee had determined, after discussions with Security Capital Group that it would be advisable for the Company to receive a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies. On November 7, 2001, the Company announced that the Special Committee had received a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies, and, after consideration, unanimously agreed to respond to the proposal. A copy of the proposal from Security Capital Group has been included as part of the Company's Form 8-K filing dated November 8, 2001.

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

OVERVIEW

As of September 30, 2001, we owned, managed and franchised 557 facilities containing 37.7 million square feet in 32 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (372 properties owned since July 1, 2000) and for the first nine months of 2001 and 2000 (356 properties owned since January 1, 2000). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

                                                    Quarter Ended                             Nine Months Ended
                                       -------------------------------------------------------------------------------------
       SAME-STORE RESULTS                   Sept 30,      Sept 30,     Growth %     Sept 30, 2001      Sept 30,    Growth %
                                                2001          2000                                         2000
       ---------------------------------------------------------------------------------------------------------------------
       (amounts in thousands except occupancy and per square foot figures)
       Revenues                              $66,829       $63,246         5.7%          $185,838      $173,534        7.1%
       Expenses
       Repairs and maintenance                 1,505         1,155        30.3%             4,117         3,499       17.7%
       Utilities and trash                     1,907         1,708        11.7%             5,233         4,567       14.6%
       Insurance                                 639           439        45.6%             1,466         1,034       41.8%
       Taxes                                   5,427         5,124         5.9%            14,630        14,025        4.3%
       All other                              10,175         9,889         2.9%            28,598        27,284        4.8%
                                       -------------------------------------------------------------------------------------
       Total Expenses                         19,653        18,315         7.3%            54,044        50,409        7.2%
                                       -------------------------------------------------------------------------------------
       Net Operating Income                  $47,176       $44,931         5.0%          $131,794      $123,125        7.0%
                                       -------------------------------------------------------------------------------------

       Physical Occupancy                         86%           86%                            85%           85%
       Scheduled Rent per Square Foot        $ 12.71       $ 12.09         5.1%          $  12.65      $  12.00        5.4%
       Realized Rent per Square Foot         $ 11.84       $ 11.13         6.4%          $  11.67      $  10.88        7.3%

- Our Same-Store Facilities achieved 5.0% NOI growth in the third quarter of 2001 as compared to the third quarter of 2000. The growth resulted from revenue increases of 5.7%, offset by expense growth of 7.3%. For the nine months ended September 30, 2001, same-store NOI grew 7.0% compared to the same nine months in 2000 due to revenue increases of 7.1% offset by expense growth of 7.2%.
- The increase in revenues of 5.7% for the third quarter of 2001 compared to the same quarter in 2000, and 7.1% for the nine months ended September 30, 2001 compared to the same nine months in 2000, is attributable to corresponding growth in realized rent per square foot, 6.4% for the third quarter of 2001 compared to the third quarter of 2000, and 7.3% for the nine months ended September 30, 2001 compared to the same period in 2000. Increased rents combined with less discounting led to these gains. Discounts were $1 million less for the third quarter of 2001 than in the corresponding quarter in 2000 and $2.5 million less for the first nine months of 2001 than in the like nine months in 2000. Physical occupancy has remained relatively constant between 2000 and 2001, both at 86% for the quarter and 85% for the nine months ended September 30.
- Our operating expenses grew 7.3% over the third quarter of 2000 and 7.2% over the first nine months of 2000. Repairs and maintenance expenses grew 30.3% over the third quarter of 2000, and 17.7% over the nine months ended September 30, 2000, due to the timing of major maintenance projects, and due to increased first quarter snow removal costs. Utilities showed an increase of 11.7% over the third quarter of 2000, and an increase of 14.6% for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to increased gas and electric rates throughout all markets. First quarter expense was also higher due to a colder winter in 2001 than in 2000, and corresponding increased usage. Insurance costs for the third quarter increased 45.6% over the same three months in 2000, and increased 41.8% for the nine months ended September 30, 2001 compared to the same nine months in 2000. This was due to significant increases in premiums for property, liability and workers' compensation coverage. Taxes have also grown from 2000 to 2001: 5.9% for the third quarter and 4.3% for the nine months ended September 30. This cost escalation is chiefly due to assessment increases in a number of our markets.
- We experienced a significant decrease in year over year net rentals for the month of September in our East Coast markets. In these markets, we had 1,097 less rentals in September of 2001 versus September 2000. Vacates during the same period declined 391 units resulting in a decrease in net rentals of 706 units. Even though we have experienced positive net rental growth for the first half of October compared to the prior year, we have not recovered the rentals lost in September, and we believe that net rentals will be down from the prior year for most of the fourth quarter. Accordingly, we are anticipating same-store revenue growth in the 4.5% to 5.0% range during the fourth quarter of 2001, with expense growth moderating between 6.0% and 6.5%.

The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis) and the change in net rental income, realized rent per square foot, and occupied square feet for the third quarter of 2001 versus the same period in 2000, as well as for the nine months ended September 30. The largest 10 markets in total represent 69.3% of the total same-store NOI.

                                                                              Change in
                                                                 % of         Net Rental         % Change in         % Change in
                                                   # of     YTD same-          Income(1)        Realized RPSF(2)   Occupied sq. ft.
   Market                                    Facilities     store NOI        QTD       YTD       QTD       YTD      QTD       YTD
   --------------------------------------------------------------------------------------------------------------------------------
   Los Angeles-Riverside-Orange County, CA           46         18.0%       7.2%      8.8%      8.9%      9.7%    (1.6%)    (0.9%)
   New York-N. New Jersey-Long Island, NY            30         17.1%       6.5%      7.8%      8.4%      9.9%    (1.8%)    (1.9%)
   Washington-Baltimore, DC-MD-VA-WV                 22         10.2%       8.0%      8.7%      9.1%      8.8%    (1.0%)    (0.1%)
   Miami-Fort Lauderdale, FL                         15          6.2%       6.9%      7.4%      6.3%      6.9%     0.5%      0.5%
   Dallas-Forth Worth, TX                            12          3.3%       6.0%      6.6%      5.3%      7.3%     0.7%     (0.7%)
   San Francisco-Oakland-San Jose, CA                 9          3.2%      (0.8%)     4.3%      6.0%      7.4%    (6.4%)    (2.8%)
   Philadelphia-Wilm-Atlantic City, PA-NJ            13          3.1%       6.2%      5.2%      6.9%      0.0%    (0.7%)    (1.0%)
   Phoenix,-Mesa, AZ                                 15          2.8%       0.3%      0.9%      2.4%      1.9%    (2.1%)    (1.0%)
   Detroit, Ann Arbor-Flint, MI                      11          2.8%       2.0%      4.9%      8.2%      8.6%    (5.7%)    (3.4%)
   Memphis, TN-AR-MS                                 20          2.6%       4.3%      2.6%      5.1%      4.7%    (0.7%)    (2.0%)


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

On-Balance Sheet

Within SUSA Partnership L.P., we acquired one self-storage facility during the first quarter of 2001. The facility is located in the St. Louis, Missouri market, contains 61 thousand square feet, and required a total investment of approximately $4.6 million. There have been no subsequent acquisitions through September 30, 2001, and we anticipate limited acquisition activity within the remaining quarter of 2001.

From a development and expansion perspective, we opened four newly developed facilities within the REIT during the first nine months of 2001, and completed the expansion of four additional facilities, as outlined in the following table.

                                            DEVELOPMENTS                               EXPANSIONS
                              -----------------------------------------------------------------------------------
                               Number of       Expected   Net Rentable    Number of     Expected    Net Rentable
Quarter ended                 Facilities     Investment    Square Feet   Facilities   Investment     Square Feet
-----------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 2001                    1             $ 6,442             79       1            $  987            18
June 30, 2001                     2              18,157            188       2             2,393            51
September 30, 2001                1               4,665             83       1             1,194            27
                              -----------------------------------------------------------------------------------
  TOTAL YEAR-TO-DATE              4             $29,264            350       4            $4,574            96
                              ===================================================================================


We plan to continue the development of three new facilities within the REIT. The following chart summarizes the details of these three projects as well as our expansion projects under construction or in construction planning as of September 30, 2001:

                                                   # of     Square      Expected     Investment        Remaining
                                             Properties       Feet    Investment        to Date       Investment
-----------------------------------------------------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process                          3        280      $ 25,525       $ 19,169         $  6,356
Total expansions in process                          15        328        29,550         16,790           12,760
                                            ---------------------------------------------------------------------
  TOTAL DEVELOPMENTS AND EXPANSIONS                  18        608      $ 55,075       $ 35,959         $ 19,116
                                            =====================================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                             4th Qtr 01      1st Qtr 02    2nd Qtr 02    3rd Qtr 02    Thereafter          Total
-----------------------------------------------------------------------------------------------------------------
(amounts in thousands)
Development                     $    --        $ 21,173        $   --       $ 4,352       $    --       $ 25,525
Expansions                       21,416           2,039         2,919            --         3,176         29,550
                            -------------------------------------------------------------------------------------
  TOTAL                         $21,416        $ 23,212       $ 2,919       $ 4,352       $ 3,176       $ 55,075
                            =====================================================================================


Off-Balance Sheet Ventures

As of September 30, 2001, the GE Capital Development Venture had invested $48.8 million, $10.0 million of which represents our advances and investments. Eight properties are open and operating while one property remains in design and construction.

During the first quarter of 2001, the GE Capital Acquisition Venture acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million. Six of the properties are located in the Boston metropolitan area and one in Northern New Jersey. There were no further acquisitions as of September 30, 2001. The GE Acquisition Venture had invested a total of $77.8 million as of September 30, 2001, $9.2 million of which was funded through our advances and investments.

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

RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter ended September 30, 2001 and September 30, 2000, and for the nine months ended September 30, 2001 and September 30, 2000, based on a percentage of total revenues and is used in the discussion that follows:

                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                         2001      2000        2001      2000
------------------------------------------------------------------------------
REVENUE
Rental and other property income        96.3%     97.2%       96.6%     97.3%
Service and other income                 3.7%      2.8%        3.4%      2.7%
                                    ------------------------------------------
Total Income                           100.0%    100.0%      100.0%    100.0%
                                    ------------------------------------------
EXPENSES
Property operations                     24.2%     24.0%       24.8%     24.4%
Taxes                                    8.1%      8.5%        7.9%      8.4%
Cost of Providing Services               2.4%      1.5%        2.5%      1.7%
General and administrative               6.1%      5.8%        6.4%      5.1%


Rental and other property income increased $5.2 million, or 7.6% in the quarter ended September 30, 2001 compared to the same quarter in 2000, and increased $20.0 million, or 10.5%, in the nine months ended September 30, 2001 compared to the like period in 2000. The primary contributors to the rise in rental and other property income are summarized in the following table.

RENTAL AND OTHER PROPERTY INCOME GROWTH IN 2001 OVER 2000
FOR COMPARABLE PERIODS ENDED SEPTEMBER 30

                                             Three months ended      Nine months ended
                                                   September 30           September 30
---------------------------------------------------------------------------------------
(in thousands)
Same-store facilities                                $    3,583          $      12,304
Prior year acquisitions                                     191                  1,091
Prior year developments                                     477                  1,388
Current year acquisitions                                    85                    197
Current year developments                                   174                    185
Current and prior year dispositions                          --                   (32)
Consolidation of Franchise Corp.                            408                  1,153
Other lease-up, expansion and development
  facilities                                                250                  3,723
                                             ------------------------------------------
                                                     $    5,168          $      20,009
                                             ==========================================


The largest contributor to the increases in rental and other property income was the Same-Store group of properties. For this group of properties, rental and other property income grew $3.6 million from the third quarter of 2000 to the third quarter of 2001 due to an increase in realized rent per square foot of 6.4%, from $11.13 to $11.84. The $12.3 million growth from the nine months ended September 30, 2000 to the same period in 2001 is due to an increase in realized rent per square foot of 7.3%, from $10.88 to $11.67. In both instances, realized rent per square foot rose due to increased rates coupled with reduced discounting, with relatively constant occupancy. Rental and other property income from our single 2001 acquisition yielded another $85 thousand in growth for the quarter, and $197 thousand for the nine months ended September 30. Rental and other property income from the four developed facilities we placed in service in 2001 produced an additional $174 thousand in the third quarter of 2001 compared to 2000, and an additional $185 thousand for the first nine months of 2001 as compared to the prior year. The timing of 2000 acquisitions produced rental and other property income growth of $191 thousand for the third quarter of 2001 as compared to the third quarter of 2000, and growth of $1.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The timing of the opening of 2000 internally developed facilities also added to the growth: $477 thousand for the quarter and $1.4 million for the nine months ended September 30. In both cases, there are a full quarter's and a full nine month's rental and other property income in 2001, compared to partial periods in 2000, depending upon timing. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments). These properties produced growth of $250 thousand for the quarter, and $3.7 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Finally, growth was further impacted by the consolidation of Franchise Corporation, commencing January 1, 2001. For properties held jointly with Franchise Corp., only Storage USA's portion of revenues and expenses was recorded in prior years. This change produces a $408 thousand increase for the quarter, and a $1.2 million increase for the nine months ended September 30, 2001.

Service and other income increased by $832 thousand from the third quarter of 2000 to the same period in 2001, and by $2.2 million from the first nine months of 2000 to the same period in 2001. Service income also grew as a percentage of total revenue: from 2.8% in 2000 to 3.7% in 2001 in the third quarter; and from 2.7% in 2000 to 3.4% in 2001 for the nine months ended September 30. The components of service and other income are summarized below.

                                                    Three months     Three months     Nine months      Nine months
                                                           ended            ended           ended            ended
                                                   September 30,    September 30,   September 30,    September 30,
                                                            2001             2000            2001             2000
-------------------------------------------------------------------------------------------------------------------
(in thousands)
Management fees                                        $   1,026         $    772       $   2,864        $   2,071
Acquisition, development and general
  contractor fees                                             44              114             503            1,688
Franchise services income                                  1,352               --           3,057                -
Income from equity investments and other                     369            1,073           1,032            1,502
                                                   ----------------------------------------------------------------
   TOTAL SERVICE AND OTHER INCOME:                     $   2,791         $  1,959       $   7,456        $   5,261
                                                   ================================================================


Management fees rose $254 thousand from the third quarter of 2000 to the same period in 2001, and $793 thousand from the nine months ended September 30, 2000 to the same period in 2001, due to an increased number of managed and franchised facilities paying fees to us. There were 119 such properties as of September 30, 2000, versus 143 as of September 30, 2001. Total fees received from the GE Capital Ventures, acquisition, development and general contractor fees, fell $70 thousand in the third quarter of 2001 as compared to the same period in 2000, and fell $1.2 million in the first nine months of 2001 as compared to the same period in 2000. This reduction is primarily due to the completion of six developed properties within the GE Development Venture by the conclusion of 2000, and the completion of an additional two properties by the end of the third quarter of 2001. Due to this construction progress, there has been substantially less ongoing work in 2001, and consequently less development and general contractor fees to assess. Franchise services income, which includes both tenant insurance income and franchise royalty revenue, increased $1.3 million for the quarter, and $3.1 million for the nine months ended September 30, 2001, as compared to the same period in 2000. This was due to no comparable activity in 2000, as the recognition of tenant insurance income and the consolidation of Franchise activity did not commence until 2001. Income from equity investments and other decreased $704 thousand in the third quarter of 2001 as compared to the same quarter last year, and decreased $470 thousand for the nine months ended September 30, 2001 as compared to the same period last year. This was partially due to timing involving the GE Development Venture. There were more newly opened facilities in lease-up during 2001 than in 2000, with correspondingly higher equity losses. Other factors triggering the decreases included losses recognized by Franchise on equity participations in franchised facilities, which were partially offset by gains through the liquidation of equity participations held by Franchise in the second and third quarters of 2001.

As a percentage of revenues, cost of property operations and maintenance increased from 24.0% to 24.2% between the third quarter of 2000 and the same period in 2001. Actual expenses rose $1.6 million, from $16.8 million in 2000 to $18.4 million in 2001. For the nine months ended September 30, cost of property operations and maintenance as a percentage of revenues increased from 24.4% in 2000 to 24.8% in 2001, reflecting a $6.3 million expense increase, from $48.0 million in 2000 to $54.3 million in 2001. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Incentives and bonuses at the property level grew in 2001, as our facility managers benefited from their roles in our strong revenue growth in the first half of the year. Utilities expense increased significantly from 2000 to 2001 due to severe weather conditions in a number of markets during the first quarter plus escalating energy costs throughout all markets. The initial harsh winter months also produced a large increase in snow removal expense. Health insurance expense experienced growth, due to increased claims and number of participating employees. We believe the growing costs are a national trend, which we expect will continue. Property and liability insurance costs are significantly higher through the first nine months of 2001, compared to the same period in 2000. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. This trend has continued as premiums rose again upon our 2001 renewal, approximately 36%. Premiums for workers' compensation insurance have also seen significant growth in 2001 versus 2000.

Tax expense as a percentage of revenues was 8.1% for the third quarter of 2001 and 7.9% for the nine months ended September 30, 2001, compared to 8.5% for the third quarter of 2000 and 8.4% for the same nine month period in 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. Despite increased assessments in a number of markets, that trend has held true to date.

Costs of providing services increased from $1.0 million in the third quarter of 2000 to $1.8 million in the same period in 2001, and increased as a percentage of revenues from 1.5% to 2.4%. For the nine months ended September 30, costs of providing services increased from $3.3 million in 2000 to $5.4 million in 2001, and increased as a percentage of revenues from 1.7% to 2.5%. Much of the increase was caused by the recording of costs, including administrative expenses and claims, associated with our tenant insurance program in 2001, with no comparable expenses in 2000. The program commenced in May 2000, when all proceeds were ultimately forwarded to a charitable trust, which in turn incurred the related expenses. Beginning in 2001, however, revenue and expenses are recognized by Franchise, which is now consolidated. The costs of providing management services also increased from 2000 to 2001, as 24 additional managed properties were added to the Storage USA system between September 30 of 2000 and 2001.

General and administrative expenses ("G&A") as a percentage of revenues increased from 5.8% in the third quarter of 2000 to 6.1% for the same period of 2001, indicative of a G&A expense increase from $4.1 to $4.7 million between the two periods. G&A expenses as a percentage of revenues also increased from 5.1% for the first nine months of 2000 to 6.4% for the comparable period in 2001, indicative of an expense increase from $10.0 to $13.9 million between the two periods. During the second quarter of 2001, we incurred approximately $650 thousand of legal and consulting expenses related to the activities of the Special Committee of the Board of Directors (see Note 13 to the Financial Statements for further details). We are anticipating incurring an additional $1 million of legal and consulting charges relating to these activities during the fourth quarter of 2001. Additional G&A growth was driven by occupancy expense increases we experienced due to relocating the Memphis, TN corporate offices in October of 2000, legal fees due to efforts associated with the cases discussed in the "Legal Proceedings" section and in previous filings and the recording of higher management bonus accruals during the first nine months of 2001 compared to 2000. Total G&A expenses also grew approximately $503 thousand for the quarter, and $1.2 million for the nine months ended September 30, due to the inclusion of Franchise costs, as the accounting treatment for Franchise changed from the equity method to consolidation in January 2001.

Depreciation and amortization expense increased from $10.1 million in the third quarter of 2000 to $10.5 million for the same period in 2001. For the nine months ended September 30, depreciation and amortization expense increased from $29.4 in 2000 to $30.8 million in 2001. This was due to a $53.4 million increase in depreciable assets since September 30, 2000.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:

                           Three months      Three months      Nine months       Nine months
                                  ended             ended            ended             ended
                          September 30,     September 30,    September 30,     September 30,
                                   2001              2000             2001              2000
                          -------------------------------------------------------------------
(in thousands)
Interest income              $   2,167         $   3,968        $   7,820         $  10,046
Interest expense               (14,564)          (15,561)         (44,926)          (43,276)
                          -------------------------------------------------------------------
  NET INTEREST EXPENSE       $ (12,397)        $ (11,593)       $ (37,106)        $ (33,230)
                          ===================================================================

Capitalized interest:        $    875          $   1,339        $   2,976         $   3,922


Interest expense decreased $1.0 million from the third quarter of 2000, $15.6 million, to the same period in 2001, $14.6 million. For the nine months ended September 30, interest expense increased $1.6 million, from $43.3 in 2000 to $44.9 million in 2001. The changes in interest expense between the periods cited were primarily from the sources listed in the following table, and were offset by capitalized interest of $1.3 million in the third quarter of 2000 and $3.9 million for the nine months ended September 30, 2000, and $875 thousand and $3.0 million for the comparable periods in 2001.

                                  Three months ended September 30,               Nine months ended September 30,
                            -------------------------------------------------------------------------------------------
                                    2001                   2000                    2001                  2000
                            -------------------------------------------------------------------------------------------
                                          Wtd Avg                Wtd Avg                 Wtd Avg               Wtd Avg
                               Wtd Avg   Interest     Wtd Avg   Interest       Wtd Avg  Interest     Wtd Avg  Interest
Debt                         Borrowing       Rate   Borrowing       Rate     Borrowing      Rate   Borrowing      Rate
-----------------------------------------------------------------------------------------------------------------------
(in thousands)
Notes payable                  600,000      7.37%     600,000      7.37%       600,000     7.37%     600,000     7.37%
Lines of credit                168,049      4.95%     170,629      7.88%       170,232     5.99%     146,285     7.60%
Line of credit (Franchise)      10,000      4.96%                               10,000     5.97%
Mortgages payable               65,296      7.50%      68,119      7.50%        65,919      7.50%     69,043     7.50%
Leases & other borrowings       37,816      7.50%      42,528      7.50%        38,595      7.50%     42,714     7.50%


Interest income decreased $1.8 million from the third quarter of 2000 to the same period in 2001, from $4.0 million in 2000 to $2.2 million in 2001. For the nine months ended September 30, interest income decreased approximately $2.2 million, from $10.0 million in 2000 to $7.8 million in 2001. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate during the nine months ended September 30, 2001, were the primary causes of the reduction in interest income. On September 30, 2000, advances to franchisees totaled $116.3 million, compared to $106.7 million on September 30, 2001.

We recorded an $873 thousand gain on the sale of storage facilities in 2000, due to the sale of two Columbus, Indiana storage facilities and a non-operating development project in White Marsh, Maryland. No dispositions occurred in the first nine months of 2001.

Minority interest expense produced minimal fluctuation between the nine months ended September 30, 2000 and the same period in 2001. The expense was approximately $59 thousand for both years, and, as a percentage of revenues, well less than 1%. Distributions to preferred unitholders remained constant at $1.4 million for the quarters ended

September 30, 2000 and 2001, and $4.3 million for the nine months ended September 30, 2000 and 2001, as the number of preferred units and rate remained unchanged.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $101.8 million during the nine months ended September 30, 2001 as compared to $77.1 million during the same period in 2000. Significant items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $14.3 million in the first nine months of 2001 in the acquisition and improvement of self-storage facilities compared to $23.8 million during the same period in 2000. $4.6 million of the $14.3 million for 2001 reflects our single acquisition in the St. Louis, Missouri market, with the remaining $9.7 million representing improvements to existing self-storage facilities and the purchase of furniture and fixtures, including computer equipment. For 2000, $11.6 million of the $23.8 million total reflects the acquisition of five self-storage facilities, with the remaining $12.2 million representing improvements and purchase of furniture and fixtures, including computer equipment. In the nine months ended September 30, 2001, there were no sales or exchanges of storage facilities; only the disposition of a land parcel remaining from a property destroyed by tornado in 1999, for cash proceeds of $283 thousand. This contrasts sharply with the $21.7 million in proceeds received from dispositions in the corresponding nine months of 2000, including $19.9 million from the transfer of nine development projects to the GE Capital Development Venture.

In addition to improvements, we invested $27.7 million in the first nine months of 2001 and $29.7 million in the first nine months of 2000 for development and construction of self-storage facilities. There were 3 internally developed facilities and 15 expansions of existing facilities in process with $36.0 million cumulative invested at September 30, 2001. The total budget for these facilities is $55.1 million, of which $19.1 million remains to be invested. We also invested $10.1 million in advances and investments in real estate during the first nine months of 2001, compared to $13.4 million one year ago. In 2001, we have invested $5.8 million in cash in the GE Capital Ventures, and provided $4.3 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as three repaid their loans during the first nine months of 2001, generating $10.3 million in cash. We also received $8.0 million from the GE Capital Acquisition Venture, $7.2 million for full payment of a loan and $763 thousand in refinance proceeds from a single acquisition property, and $2.5 million in distributions from other joint ventures. We have $423 thousand of loan commitments to franchisees to fund as of September 30, 2001. Additionally, we expect to invest up to $1.8 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2001.

Sometimes we acquire facilities in exchange for Partnership Units. The Partnership Units are redeemable after one year for cash or, at the GP's option, shares of its common stock. Sellers taking Partnership Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Partnership Units. At September 30, 2001 we had 3.1 million Partnership Units outstanding, which were primarily redeemable, payable by us in cash, or, at the GP's option, in shares of the GP's common stock, at the initial exchange ratio of one share for each unit (redemption value of $122.6 million based upon a price per Unit of $39.60 at September 30, 2001).

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

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At September 30, 2001, the GP can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. We had net repayments in the nine months ended September 30, 2001 of $3.4 million. For the same period in 2000, net borrowings totaled $66.8 million. On September 17, 2001, the Company amended its revolving line of credit with a group of commercial banks. Under the credit agreement, the company can borrow up to $225 million at a spread over LIBOR of 115 basis points.

The amended line of credit will mature on September 17, 2004 and does include a one-year extension option. On October 16, 2001, the company amended its $40 million line of credit with a commercial bank. The amended line bears interest at spread over LIBOR and matures on July 31, 2002., and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of September 30, 2001.

We paid approximately $64.1 million in distributions during the first nine months of 2001, $57.3 million to the general partner, $6.7 million to the limited partners and $69 thousand to minority interests. This compares to a total $64.2 million in distributions for the same period in 2000, $56.9 to the general partner, $7.3 million to the limited partners and $64 thousand to minority interests. The main reason for the reduction in distributions is a corresponding decrease in the number of Partnership Units outstanding. There were approximately 27.5 million general and 3.5 million limited weighted average Partnership Units outstanding through the nine months ended September 30, 2000, compared to 27.3 million general and 3.1 million limited weighted average Partnership Units for the same time period in 2001. The decrease in limited Partnership Units was brought about by the election of Unitholders to redeem 407 thousand Partnership Units since September 2000. These Units were converted, at our election, into shares of the GP's common stock. The impact of the decrease in Partnership Units outstanding was partially offset by an increase in the distribution rate. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends, which increased 2.9% between the two periods. Preferred unit dividends remained constant at $4.3 million for the nine months ended September 30, 2000 and 2001, as the number of units and rate remained unchanged.

As noted previously, in December of 1999, the GP authorized a plan to repurchase up to 5% of its common shares outstanding, and, in the third quarter of 2000, the GP completed that repurchase program. During the nine months ended September 30, 2000, the GP repurchased 1.2 million shares at a cost of $34.9 million.

We have incurred approximately $3.6 million in the first nine months of 2001 for both scheduled maintenance and repairs and the conforming of facilities acquired from 1994 to 2000 to our standards. We expect to incur an additional $225 thousand in the remaining three months of the year.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit and construction advances made to franchisees. If interest rates increased by 25 basis points, our interest expense for the nine months ended September 30, 2001 would have increased by approximately $319 thousand, based on average outstanding balances during that period. But that expense increase would have been offset by a corresponding increase of approximately $208 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

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

The following table illustrates the components of our FFO for the three months and nine months ended September 30, 2001 and September 30, 2000:

FUNDS FROM OPERATIONS ATTRIBUTABLE                        Three Months    Three Months      Nine Months     Nine Months
TO UNIT HOLDERS:                                                 Ended           Ended            Ended           Ended
                                                         September 30,   September 30,    September 30,   September 30,
                                                                  2001            2000             2001            2000
------------------------------------------------------------------------------------------------------------------------
(in thousands)
Net Income Attributable to Common Unitholders               $   20,629      $   18,984        $  55,536       $  52,572
Loss/(Gain) on Sale of Assets*                                      --              15               --            (578)

Total Depreciation and Amortization                             10,472          10,113           30,798          29,403
Depreciation from Unconsolidated Entities                          519             350            1,308             686
Less Depreciation of Non-Revenue Producing Property               (692)         (1,060)          (2,702)         (2,972)
                                                        ----------------------------------------------------------------
FFO attributable to common unitholders                      $   30,928      $   28,402        $  84,940       $  79,111
                                                        ================================================================


*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

During the third quarter of 2001, we declared distributions per unit of $0.71, which is an increase of 2.9% over the third quarter 2000 distribution of $0.69. To date, $2.13 per unit in distributions have been declared in 2001, compared to $2.07 in 2000, again a 2.9% increase. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, the GP's dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

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

The FASB has also issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and will be not be effective until fiscal year 2003. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for fiscal year 2002. The initial adoption of both of these statements is not expected to have a material impact on the Company's financial position or results of operations.

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

On November 6, 2001, purported class action lawsuits were filed by four alleged shareholders of the Company in the Chancery Court in Memphis, Tennessee, and on November 8, 2001, purported class action lawsuits were filed by two alleged shareholders in the Chancery Court in Memphis, Tennessee, naming the Company, Security Capital Group, Inc., SC Realty, Inc. (only as to Case No. CH-01-2286-1 and Case No. CH-01-2284-1) and each member of the Board of Directors of the Company as defendants (Case Nos. CH-01-2281-1, CH-01-2282-3, CH-01-2286-1,
CH-01-2301-2, CH-01-2302-2 and CH-01-2284-1)). The purported class actions allege that the defendants have violated a duty of fair dealing and other fiduciary duties to the shareholders in modifying the standstill agreement with Security Capital and considering Security Capital's proposal generally (see next section, "Activities of the Special Committee of the Board of Directors," for further details regarding Security Capital's proposal). Security Capital's proposal has been included as part of the Company's Form 8-K filed on November 8, 2001. The purported class actions seek: (1) to enjoin the consummation of a sale of the Company to Security Capital, and (2) if such sale is consummated, to rescind it and recover rescissionary and other damages suffered by the plaintiffs as a result of the transaction. The Company has not yet been served with all of these lawsuits and has not filed responsive pleadings as of this date in any of the lawsuits. The Company believes the lawsuits are without merit and intends to defend them vigorously.

ACTIVITIES OF THE SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

On September 10, 2001, the Company announced that its Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, which would explore the intentions of Security Capital Group with respect to its equity ownership in the Company given Security Capital's prior public announcements. Security Capital currently owns approximately 43% of the outstanding shares of the Company and has recently announced a plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity securities in those businesses. On October 8, 2001, the Company announced that the Special Committee had determined, after discussions with Security Capital Group that it would be advisable for the Company to receive a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies. On November 7, 2001, the Company announced that the Special Committee had received a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies, and, after consideration, unanimously agreed to respond to the proposal. A copy of the proposal from Security Capital Group has been included as part of the Company's Form 8-K filing dated November 8, 2001.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our future anticipated revenues, expenses, net income growth, returns, and future capital requirements and sources, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed in the Index of Exhibits, which is incorporated by reference.

b.       Reports on Form 8-K

         On September 10, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our September 10, 2001 press release.

         On September 19, 2001, we filed a Current Report on Form 8-K. The filing included information concerning our September 17, 2001 amendment of our revolving line of credit agreement with a group of commercial banks.

         On October 9, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our October 8, 2001 press release.

         On October 23, 2001, we filed a Current Report on Form 8-K. The filing included information concerning our entering into an amended loan agreement with a commercial bank effective October 16, 2001.

         On November 1, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our October 31, 2001 press release.

         On November 5, 2001, we filed a Current Report on Form 8-K. The filing related to our October 31, 2001 press release.

         On November 7, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our November 7, 2001 press release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Dated: November 14, 2001

                                           SUSA Partnership, L.P.
                                           By Storage USA, Inc.,
                                           General Partner


                                    By:    /s/ Christopher P. Marr
                                           -------------------------------------
                                           Christopher P. Marr
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------------------------------------------------------------
10.1           Form of First Amendment to Severance Agreements between the
               Company and each of the following executives, effective August 1,
               2001:
                      Dean Jernigan, Chairman of the Board, Chief Executive
                      Officer & President; Christopher P. Marr, Chief Financial
                      Officer; Karl T. Haas, Executive Vice President,
                      Operations; John W. McConomy, Executive Vice President,
                      General Counsel & Secretary; Edwin F. Ansbro, Senior Vice
                      President, Chief Development Officer, Storage USA
                      Franchise Corp.; Francis C. ("Buck") Brown III, Senior
                      Vice President, E-commerce; Richard B. Stern, Senior Vice
                      President, Development & Construction; Bruce F. Taub,
                      Senior Vice President, Acquisitions; Mark E. Yale, Senior
                      Vice President, Financial Reporting; Michael P. Kenney,
                      Vice President Operations - Western Division; Stephen R.
                      Nichols, Vice President Operations - Eastern Division;
                      Richard J. Yonis, Vice President Operations - Central
                      Division
10.2           Form of Severance Agreement between the Company and each of the following executives, effective August 1, 2001:
                      Bill K. Bugg, Jr., Vice President Development Central;
                      Jerry W. Esmond, Vice President, Construction Reporting;
                      Lee A. Harkavy, Vice President, Capital Markets and
                      Franchise Lending; Kevin W. Kern, Vice President,
                      Associate General Counsel; Karen Langham, Vice President,
                      Operational Support; Larry A. Nelson, Vice President,
                      National Construction; Philip H. Rogers, Vice President,
                      Information Systems; Tracy M. Sells, Vice President,
                      Franchise Development; Janice D. Tupman, Vice President,
                      Human Resources
10.3           Form of Executive Officer Indemnification Agreement between the
               Company and each of the following executives, effective August 1,
               2001:
                      Christopher P. Marr, Chief Financial Officer; John W.
                      McConomy, Executive Vice President, General Counsel &
                      Secretary; Mark E. Yale, Senior Vice President, Financial
                      Reporting
10.4           Form of Indemnification Agreement between the Company and each of the named directors, effective August 1, 2001:
                      Dean Jernigan, Chairman of the Board, Chief Executive
                      Officer & President; C. Ronald Blankenship; Howard
                      Colhoun; Alan B. Graf, Jr.; Mark Jorgensen; Caroline S.
                      McBride; John P. McCann; William D. Sanders; Harry J. Thie
10.5*                 Letter Agreement with Security Capital Group Incorporated, dated September 7, 2001.
10.6**                Third Amended and Restated Unsecured Revolving Credit
                      Agreement, dated as of September 17, 2001.
10.7***               Letter Agreement with Security Capital Group Incorporated, dated October 7, 2001.

10.8****             Second Amended and Restated Loan Agreement, dated as of
                     October 16, 2001.

10.9+ Letter Agreement with Security Capital Group Incorporated, dated October 31, 2001.

(*) Filed as an Exhibit to our Current Report on Form 8-K, filed September 10, 2001, and incorporated by reference herein.

(**) Filed as an Exhibit to our Current Report on Form 8-K, filed September 19, 2001, and incorporated by reference herein.

(***) Filed as an Exhibit to our Current Report on Form 8-K, filed October 9, 2001, and incorporated by reference herein.

(****) Filed as an Exhibit to our Current Report on Form 8-K, filed October 23, 2001, and incorporated by reference herein.

(+) Filed as an Exhibit to our Current Report on Form 8-K, filed November 1, 2001, and incorporated by reference herein.