Form 10-Q
period 2002-03-31
SUSA PARTNERSHIP LP
filed 2002-05-15
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2002
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                     For the transition period from    to

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

                                                         Three months      Three months
                                                                ended             ended
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
Operating Revenues:
Rental and other property income                             $ 69,046          $ 66,964
Service and other income                                        2,860             1,690
                                                             --------          --------

Total operating revenues                                       71,906            68,654
                                                             --------          --------

Operating Expenses:
Cost of property operations & maintenance                      18,685            17,993
Taxes                                                           5,957             5,252
Costs of providing services                                     1,734             1,642
General & administrative                                        5,784             4,281
Legal and other fees associated with the activities of
  the Special Committee of the Board of Directors               1,983                 -
Depreciation & amortization                                    10,914             9,974
                                                             --------          --------

Total operating expenses                                       45,057            39,142
                                                             --------          --------

Income from operations                                         26,849            29,512


Interest expense, net                                         (12,484)          (12,332)
                                                             --------          --------

Income before minority interest and
  distribution to Preferred Unitholders                        14,365            17,180

Minority interest                                                 (20)              (20)
                                                             --------          --------

Income before distributions to Preferred Unitholders           14,345            17,160
                                                             --------          --------

Distributions to Preferred Unitholders                         (1,442)           (1,442)

Net Income attributable to common unitholders                $ 12,903          $ 15,718
                                                             ========          ========

Basic net income per unit                                    $   0.42          $   0.52
                                                             ========          ========

Diluted net income per unit                                  $   0.41          $   0.51
                                                             ========          ========

                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                           Consolidated Balance Sheets
                    (amounts in thousands, except unit data)

                                                                           as of               as of
                                                                  March 31, 2002    December 31, 2001
                                                                  --------------    -----------------
                                                                     (unaudited)
Assets
Investments in storage facilities, at cost                           $ 1,780,829          $ 1,772,522
Accumulated depreciation                                                (182,820)            (172,291)
                                                                     -----------          -----------
                                                                       1,598,009            1,600,231

Cash & cash equivalents                                                      397                3,164
Advances and investments in real estate                                  117,208              116,880
Other assets                                                              35,519               36,059
                                                                     -----------          -----------

     Total assets                                                    $ 1,751,133          $ 1,756,334
                                                                     ===========          ===========

Liabilities & partners' capital
Notes payable                                                        $   600,000          $   600,000
Line of credit borrowings                                                168,584              158,900
Mortgage notes payable                                                    63,685               64,351
Other borrowings                                                          23,664               30,923
Accounts payable & accrued expenses                                       28,789               30,067
Distributions payable                                                     20,342               19,997
Rents received in advance                                                 12,175               11,308
Deferred gain from contribution of self-storage facilities                37,175               37,175
Minority interest                                                            522                  521
                                                                     -----------          -----------

     Total liabilities                                                   954,936              953,242
                                                                     -----------          -----------

Limited common partnership units
  2,360,629 and 2,666,388 outstanding
  at redemption value                                                    100,539              112,255

Commitments and contingencies

Partner's capital:
Preferred partnership units
  650,000 outstanding                                                     65,000               65,000

Deferred compensation                                                        (92)                (122)

General common partnership units
 28,650,098 and 28,278,104 outstanding                                   639,035              634,354
Notes receivable - officers                                               (8,285)              (8,395)
                                                                     -----------          -----------

     Total partners' capital                                             695,658              690,837
                                                                     -----------          -----------

     Total liabilities & partners' capital                           $ 1,751,133          $ 1,756,334
                                                                     ===========          ===========

                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)

                                                                        Three months ended   Three months ended
                                                                            March 31, 2002       March 31, 2001
                                                                        ------------------   ------------------
Operating activities:
Net income attributable to Common Unitholders                                     $ 12,903             $ 15,718

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  10,914                9,974
     Minority interest and preferred unit dividends                                  1,462                1,462
     Changes in assets and liabilities:
          Other assets                                                                (544)               4,343
          Other liabilities                                                           (337)               3,002
                                                                                  --------             --------
Net cash provided by operating activities                                           24,398               34,499
                                                                                  ========             ========

Investing activities:
Acquisition and improvements of storage facilities                                  (2,963)              (7,587)
Development of storage facilities                                                   (5,355)              (7,671)
Advances and investments in real estate                                             (1,345)              (6,961)
Proceeds from liquidation and distributions from advances
  and investments in real estate                                                     1,583                8,282
Issuances of notes receivable                                                            -                  (26)
Payments on notes receivable                                                           142                5,171
                                                                                  --------             --------
Net cash used in investing activities                                               (7,938)              (8,792)
                                                                                  ========             ========

Financing activities:
Net (repayments)/borrowings under line of credit                                     9,684               (6,485)
Mortgage principal payments                                                           (380)                (341)
Other borrowings principal payments/payoffs                                         (7,342)                (100)
Payment of debt issuance costs                                                        (153)                   -
Distributions to general partner                                                   (19,999)             (18,643)
Preferred unit dividends                                                            (1,442)              (1,442)
Limited partner distributions                                                       (1,973)              (2,282)
Distributions to minority interests                                                    (21)                 (22)
Proceeds from issuance of partnership units to GP                                    2,289                  159
Payments on notes receivable - officers                                                110                    9
                                                                                  --------             --------
Net cash used in financing activities                                              (19,227)             (29,147)
                                                                                  ========             ========

Net decrease in cash and equivalents                                                (2,767)              (3,440)
Cash and equivalents, beginning of period                                            3,164                5,045
                                                                                  --------             --------
Cash and equivalents, end of period                                               $    397             $  1,605
                                                                                  ========             ========


Supplemental schedule of non-cash activities:
 Exchange of Partnership units for shares of GP common stock                      $ 10,836             $  2,815
 Exchange of restricted Partnership units for shares of GP
   common stock                                                                         93                    -
                                                                                  --------             --------

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.       Unaudited Interim Financial Statements
         --------------------------------------

         References to the "Company" and the "Partnership" refer to SUSA Partnership, L.P. References to the "GP" refer to Storage USA, Inc., general partner and holder of approximately 92.4% of the interest therein as of March 31, 2002. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       Organization
         ------------

         The Company was formed by the GP in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the GP completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The GP is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the GP's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At March 31, 2002 and December 31, 2001, respectively, the Company owned approximately 92.4% and 91.4% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. The Partnership included its 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in other assets. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes. Also effective as of January 2, 2001 was the Company's election of Franchise as a taxable REIT subsidiary ("TRS") under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 ("the Act").

         On April 26, 2002, Security Capital Group Incorporated ("Security Capital") completed its acquisition of the GP. The acquisition was made through transactions in which Security Capital acquired all of the assets of the GP, including all of the partnership interests in the Partnership owned by the GP, and assumed all of the GP's liabilities, after which the GP was merged into the Partnership. Security Capital Self Storage, Incorporated, an indirect wholly-owned subisidiary of Security Capital, is now the general partner of Partnership. On May 14, 2002, GE Capital completed its acquisition of Security Capital. See
         Note 10, Subsequent Events, for further details.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

3.   Summary of Significant Accounting Policies
     ------------------------------------------

     Rental and Other Property Income
     Rental and Other Property Income consists of rental income plus other income from property specific activities (sale of locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). A summary of these amounts follow:

                                                  Three months    Three months
                                                         ended           ended
                                                March 31, 2002  March 31, 2001
          --------------------------------------------------------------------
          (in thousands)
          Rental Income:                             $  68,071       $  65,904
          Other property specific income:                  975           1,060
                                                 -----------------------------
            Rental and other property income         $  69,046       $  66,964
                                                 =============================

     Service and Other Income
     Service and Other Income consists of revenue derived from providing services to third parties and related unconsolidated joint ventures, the Company's proportionate share of the net income or loss of equity investments and gains from the liquidation of Franchise's equity participations. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the General Electric Capital Corporation ("GE Capital") Development and Acquisition Ventures (the "GE Capital Ventures"), and services provided by Franchise. The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. Franchise services income consists of premiums earned on tenant insurance offered to the Company's customers by Franchise and royalty fees from franchisees. Below is a summary of Service and Other
     Income:

                                                  Three months    Three months
                                                         ended           ended
                                                March 31, 2002  March 31, 2001
          --------------------------------------------------------------------
          (in thousands)
          Management fees                            $     991       $     855
          Acquisition, development and
            general contractor fees                        120             313
          Franchise services income                      1,317             771
          Income/(loss) from equity investments            432            (249)
                                                 -----------------------------
            Total service and other income:          $   2,860       $   1,690
                                                 =============================

     Interest Expense, net
     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                                  Three months    Three months
                                                         ended           ended
                                                March 31, 2002  March 31, 2001
          --------------------------------------------------------------------
          (in thousands)

          Interest expense                           $  14,058       $  15,408
          Interest income
                                                        (1,574)         (3,076)
                                                 -----------------------------
            Net interest expense                     $  12,484       $  12,332
                                                 =============================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

     Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or shareholders' equity.

4.   Investment in Storage Facilities
     --------------------------------

     Investments in storage facilities consisted of the following at March 31, 2002 and December 31, 2001:

                                                  March 31, 2002  December 31, 2001
         ---------------------------------------------------------------------------
         (in thousands)
         Land                                       $    431,330         $  427,939
         Buildings and improvements                    1,275,786          1,251,544
         Tenant improvements                               8,026              7,725
         Furniture, fixtures and equipment                50,062             48,877
         Development in progress, including land          15,625             36,437
                                                  ----------------------------------
         Total                                         1,780,829          1,772,522
         Less: accumulated depreciation                 (182,820)          (172,291)
                                                  ----------------------------------
                                                    $  1,598,009        $ 1,600,231
                                                  ==================================

     The preceding cost balances include facilities acquired through capital leases of $32.6 million at March 31, 2002 and $32.5 million at December 31, 2001. Also included above are $27.9 million at March 31, 2002 and $26.7 million at December 31, 2001 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $2.5 million at March 31, 2002 and $2.3 million at December 31, 2001. Accumulated depreciation associated with corporate furniture and fixtures was $11.2 million at March 31, 2002 and $10.3 million at December 31, 2001.

     There were no acquisitions of self-storage facilities during the first quarter of 2002. The Company did, however, place into service two internally developed facilities at a total cost of approximately $23.5 million.

5.   Advances and Investments in Real Estate
     ---------------------------------------

     Advances and investments in real estate consisted of the following at March 31, 2002 and December 31, 2002:

                                            March 31, 2002   December 31, 2001
         ----------------------------------------------------------------------
         (in thousands)
         Advances to franchisees:               $   98,205          $   98,552
         Fidelity joint venture:                      (574)               (557)
         GE joint ventures:                         19,988              19,274
         Other joint ventures:                        (411)               (389)
                                            ----------------------------------
         Total advances & investments           $  117,208          $  116,880
                                            ==================================

     Advances

     As of March 31, 2002 and December 31, 2001, $98.2 million and $98.6 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the properties. The Company advances the funds for construction and start-up costs at an interest rate based on a spread over the 30 day LIBOR rate, or the prime rate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

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

         The Company recognized $317 thousand in equity earnings from the Fidelity Venture and $349 thousand in management fees for operating the venture's properties in the first quarter of 2002, compared to $328 thousand and $350 thousand, respectively, in the first quarter of 2001. As of March 31, 2002 and December 31, 2001, the Company had recorded negative investment balances in the Fidelity Venture of $574 and $557 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:


                                                Three months       Three months
                                                       ended              ended
                                              March 31, 2002     March 31, 2001
             -------------------------------------------------------------------
             (in thousands)
             Income Statement:
             Property revenues                      $  5,818           $  5,828
             Property expenses                         2,010              2,007
             Net Operating Income                      3,808              3,821
             Net income                                1,285              1,313
             Balance Sheet:
             Total assets                           $142,452           $146,456
             Total third party debt                   89,849             91,306

         GE Capital Ventures
         On December 1, 1999, the Company formed two joint ventures with GE Capital providing for a total investment capacity of $400 million for acquisitions and development of self-storage facilities (the GE Capital Ventures"). The Company has a 25% interest in the $160 million Development Venture and a 16.7% interest in the $240 million Acquisition Venture. All of the properties acquired and developed by the ventures are operated by the Company under a management contract. In addition to the property management, the Company provides certain fee-based services for the ventures, including identifying suitable development and acquisition opportunities and general contractor services. The Company accounts for these joint ventures under the equity method of accounting.

         We transferred nine projects in various stages of development into the Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of March 31, 2002, eight properties were open and operating and one remained in design and construction within the Development Venture. During the first quarter of 2002, the Acquisition Venture acquired one property in Rhode Island for a cost of approximately $3.8 million, bringing the total number of operating properties within the Acquisition Venture to 15 as of March 31, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

         The Company has recognized certain fees related to the GE Capital Ventures as summarized below:

                                                     Three months         Three months
                                                            ended                ended
                                                   March 31, 2002       March 31, 2001
             --------------------------------------------------------------------------
             (in thousands)
             Acquisition, Development and
               General Contractor fees                    $   120              $   291
             Management fees                                  233                  163
                                                  -------------------------------------
                Total service and other income:           $   353              $   454
                                                  =====================================

         In the first quarter of 2002, the Company recognized a $151 thousand loss in equity earnings from the GE Capital Ventures. Included in this equity loss was amortization relating to the difference between the Company's cost and the underlying equity in the ventures' net assets. During the first quarter of 2001, the Company recognized a $249 thousand loss in equity earnings from the GE Capital Ventures, including the related amortization.

         As of March 31, 2002 and December 31, 2001, the Company had combined recorded investments of $20.0 million and $19.3 million, respectively, in the GE Capital Ventures. The following tables summarize certain financial information related to the GE Capital Ventures for 2002 and 2001.

                                                    Development Venture            Acquisition Venture
                                               Three months ended March 31,    Three months ended March 31,
                                                      2002             2001          2002              2001
         -----------------------------------------------------------------------------------------------------
         (in thousands, except number of properties)
         Income Statement:
         Property revenues                          $    806         $    361      $  3,066          $  2,242
         Property expenses                               630              478         1,471             1,106
         Net operating income                            176             (117)        1,595             1,136
         Net income                                     (322)            (667)          509               162
         Balance Sheet (as of March 31):
         Total assets                               $ 49,932         $ 45,040      $ 92,175          $ 74,959
         Total third party debt                       24,780           21,395        33,695            15,143
         Number of Operating Properties:                   8                6            15                13

         Other Ventures
         The Company has equity interests in several single facility joint ventures, several of these interests through its ownership, and consolidation, of Franchise. As of March 31, 2002 and December 31, 2001, the Company had aggregate recorded negative investment balances in these other ventures of $411 and $389 thousand, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

6.   Other Assets
     ------------

                                                                     As of                 As of
                                                            March 31, 2002     December 31, 2001
                                                            ------------------------------------
          (in thousands)
          Deposits                                                $   3,017           $    2,710
          Accounts receivable                                         3,393                3,977
          Mortgages receivable                                          519                  520
          Notes receivable                                            3,812                3,921
          Other receivables                                           8,793                9,505
          Deferred costs of issuances of unsecured notes
          (net of amortization)                                       7,274                7,729
          Other                                                       8,711                7,697
                                                            ------------------------------------
          Total Other Assets                                     $   35,519           $   36,059
                                                            ====================================

7.   Lines of Credit, Mortgages Payable, and Other Borrowings
     --------------------------------------------------------

     Through March 31, 2002, SUSA Partnership could borrow up to $225 million under a line of credit with a group of commercial banks and borrow up to $40 million under a line of credit with a commercial bank. Through March 31, 2002, Franchise could borrow under a $10 million line of credit with a commercial bank. Interest rates on all three lines were based on LIBOR. As part of its April 26, 2002 acquisition of the GP, Security Capital repaid all existing credit lines in full. Funding is now available to the Company in the form of two inter-company lines of credit with Security Capital: a $50 million revolving line at 140 basis points over LIBOR; and a $5 million cash pool line at 120 basis points over LIBOR.

     The following table lists additional information about the lines of credit as of March 31, 2002.

                Line of Credit Borrowings                          SUSA
                As of March 31, 2002                        Partnership       Franchise           Total
                ----------------------------------------------------------------------------------------
                (in thousands)
                Total lines of credit                         $ 265,000        $ 10,000       $ 275,000
                Borrowings outstanding                        $ 160,584        $  8,000       $ 168,584
                Weighted average daily interest
                    rate year-to-date                              3.00%           3.12%           3.01%

     The Company from time to time assumes mortgages on facilities it acquires. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. On May 13, 2002, the Company repaid $24.2 million of the mortgage notes payable. The following table provides information about the mortgages:

                        Mortgage Notes Payable
                        as of March 31, 2002                     Face Amount    Maturity Range
                        -----------------------------------------------------------------------
                        (in thousands)
                        Fixed rate                                 $  54,548         2004-2021
                        Variable rate                                  5,043         2006-2016
                                                              ---------------------------------
                                                                   $  59,591
                        Premiums                                       4,094
                                                              ---------------
                        Mortgage notes payable                     $  63,685
                                                              ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

         The Company has other borrowings used in the financing of property acquisitions. The Company entered into a lease agreement on several self-storage facilities. The lease is being accounted for as a capital lease. As of March 31, 2002, the carry value of the lease obligation was approximately $23.7 million.

         The Company also consummated deferred unit agreements totaling $13.0 million in exchange for interest in self-storage facilities. These agreements contained various maturities through 2002, at which time Units were to be issued to satisfy the agreements. In February 2002, the issuers accepted early payment of the balance of the debt, and elected to receive cash instead of Units. The early payment, originally due September 2002, totaled $7.2 million.

         During the three months ended March 31, 2002, total interest paid on all debt was $10.5 million and total interest capitalized for construction costs was $354 thousand.

8.       Income per Unit
         ---------------

         Basic and diluted income per unit is calculated as presented in the following table:

                                                                     Three months         Three months
                                                                            ended                ended
                                                                   March 31, 2002       March 31, 2001
                                                                 --------------------------------------
           (in thousands except per unit amounts)
           Basic net income per Unit:
              Net income attributable to common unitholders             $  12,903           $   15,718
              Basic weighted average Units outstanding                     30,954               30,442
              -----------------------------------------------------------------------------------------
              Basic net income per Unit                                 $    0.42           $     0.52

           Diluted net income per Unit:
              Net income attributable to common unitholders             $  12,903           $   15,718

              Basic weighted average Units outstanding                     30,954               30,442
              Dilutive effect of GP stock options                             568                  214
                                                                 --------------------------------------
              Diluted weighted average Units outstanding                   31,522               30,656
              -----------------------------------------------------------------------------------------
              Diluted net income per Unit                               $    0.41           $     0.51

9.       Commitments
         -----------

         As of March 31, 2002, the Company is committed to advance an additional $1.1 million to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $6.4 of loan commitments made by third party lenders to franchisees of Franchise, of which $368 thousand was outstanding as of March 31, 2002.

10.      Subsequent Events
         -----------------

         As stated in Note 2, Organization, on April 26, 2002, Security Capital completed its acquisition of the GP. The acquisition was made through transactions in which Security Capital acquired all of the assets of the GP, including all of the partnership interests owned by the GP in the Partnership, and assumed all of the GP's liabilities, after which the GP was merged into the Partnership. Completion of the transactions followed the approval by holders of a majority of outstanding shares of the GP's common stock at a special meeting of shareholders held April 26, 2002. On May 14, 2002, GE Capital completed its acquisition of Security Capital. In connection with this closing, GE Capital purchased from the holder all preferred partnership units outstanding. The general partner of the Partnership is now Security Capital Self
         Storage Incorporated, a Delaware Corporation, an indirect wholly owned subsidiary of Security Capital which is, in turn, an indirect wholly owned subsidiary of General Electric Capital Corporation. Additional discussion of the transactions can be found in Note 13, Activities of the Special Committee of the Board of Directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

11.      Recent Accounting Developments
         ------------------------------

         The FASB has recently issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements have been adopted by the Company, commencing January 1, 2002. Due to the limited amount of goodwill and other intangibles that have been previously recorded by the Company, the adoption of these statements does not have a material impact on the Company's financial position or results of operations.

         The FASB issued Statements of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for fiscal year 2002. Under this statement, the Company will be required to account for the sale of self-storage facilities as discontinued operations, and not as part of ongoing operations. The initial adoption of both of these statements is not expected to have a material impact on the Company's financial position or results of operations.

12.      Legal Proceedings
         -----------------

         Grunewald v. Storage USA, Inc. On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald
         v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before the GP was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

         While the ultimate resolution of the case discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable and quantifiable, the results of operations in such period could be materially affected.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

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

         In connection with the settlement, the parties to the purchase and sale agreement entered into the letter agreement amending the purchase and sale agreement to provide that all references in the purchase and sale agreement to $42.00 will for all purposes be deemed references to $42.50. The GP's shareholders received the increased consideration when the transaction was consummated on April 26, 2002.

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

         Winnerman et. al. v. Storage USA, Inc. On March 12, 2002, a group of limited partners of the Partnership owning in the aggregate 463,732 limited partnership units filed suit in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis against the GP, the Partnership and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of the Partnership and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with the Partnership. The plaintiffs seek to enjoin the transactions on the grounds that the transactions are in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. The plaintiffs allege in the complaint that they seek to prevent the plaintiffs and other limited partners of the Partnership from being cashed out from the Partnership without a vote and without appraisal rights and at an unfair price and from

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

         being coerced to give up their existing contractual rights under the existing partnership agreement and the tax deferral agreements. The complaint purports to state causes of action against all of the defendants for alleged breach of fiduciary duty on the grounds that the vote of the minority limited partners is not being sought for the transactions, the limited partners are not being offered appraisal rights in the Transactions and the special committee did not contain any limited partners or representatives of the limited partners. The complaint further purports to state causes of action against all defendants for violation of the Tennessee Revised Uniform Limited Partnership Act by asserting that the GP's ownership of both general and limited partnership interests amounts to a conflict of interest and that therefore the limited partners, other than the GP, should be offered the opportunity to vote on the transactions. The complaint purports to state an additional cause of action against both the GP and the Partnership for breach of the existing partnership agreement because the minority limited partners are not being afforded the right to vote on the transactions or the proposed amendment and restatement of the Partnership's partnership agreement. The plaintiffs further assert that the consummation of the transactions will trigger adverse tax consequences for them contrary to the provisions of their tax deferral agreements. The complaint alleges that Security Capital was aware of the contractual relationships between the plaintiffs and the GP and the Partnership under the tax deferral agreements and that Security Capital caused and aided and abetted the breaches of, and interfered with, these contractual relationships. The relief sought in the complaint includes preliminarily and permanently enjoining the transactions, rescinding and setting aside the proposed transactions in the event they are consummated, ordering the appointment of a special committee comprised of limited partners and the plaintiff class representatives and their attorneys to insure fair protection and adequate procedural safeguards in connection with any transaction for the buyout of the limited partners' units of the Partnership, specifically enforcing the existing partnership agreement and the tax deferral agreements, and awarding compensatory damages, prejudgment interest, and attorneys' and experts' fees and expenses. On April 18, 2002, the parties to the Winnerman litigation entered into a memorandum of understanding with respect to the settlement of this case. As part of the settlement, defendants agreed to amend (regardless of whether the proposed settlement is ultimately approved by the court) the form of Restated Partnership Agreement to provide, among other things, that for a period of three years after the Merger, the general partner will consider, in good faith, proposals made by one or more limited partners to redeem limited partnership units with property designated by such
         limited partner or partners, subject to certain conditions.   If the
         settlement is approved by the court after notice and hearing, the claims that were or could have been brought in Winnerman will effectively be barred.

         Bender et al. v. SUSA Partnership, L.P. The GP, the Partnership and Security Capital have been named as defendants in a lawsuit captioned Bender et al. v. SUSA Partnership, L.P., et al., No. CH-02-0843-2, filed on May 2, 2002 in the Chancery Court for the Thirtieth Judicial District at Memphis, State of Tennessee. The plaintiffs, who purport to be "joint venturers" with the Partnership and limited partners of the Partnership, allege a variety of claims against the defendants arising out of the acquisition by Security Capital of all of the assets of the GP, including all of the interests owned by the GP in the Partnership, and the subsequent merger of the GP into the Partnership (the "Transaction"). In connection with the Transaction, which was completed on April 26, 2002, eligible limited partners of the Partnership were given the opportunity to elect to remain as limited partners of the Partnership, after completion of the Transaction, instead of being cashed out. Among other things, the complaint alleges that the Transaction violates a June 22, 1996 Agreement between the Partnership and one of the plaintiffs, the Second Amended and Restated Agreement of Limited Partnership of the Partnership (which agreement was amended and restated in connection with the Transaction as the Third Amended and Restated Agreement of Limited Partnership of the Partnership), and certain agreements referred to as "Assignment of Rights" agreements to which the Partnership and one of the plaintiffs are allegedly parties. The complaint asserts claims based on theories of breach of contract, breach of fiduciary duty and violation of the Tennessee Revised Uniform Limited Partnership Act. The complaint also alleges that certain of the claims asserted by plaintiffs are subject to arbitration, and the plaintiffs have concurrently filed a demand for arbitration on the defendants under the rules of the American Arbitration Association. The complaint in Bender seeks, as relief, preliminary and permanent injunctive relief restraining the defendants from requiring the plaintiffs from having to make an election to remain as limited partners of the Partnership in connection with the Transaction; an order enjoining consummation of the Transaction; damages in an unspecified amount; and statutory treble damages in an unspecified amount. Plaintiffs have obtained a temporary restraining order prohibiting defendants, for the duration of the order, which is currently scheduled to expire on May 30, 2002, from, among other things, requiring plaintiffs to make the election with respect to their interests, and preventing defendants from foreclosing on loans to defendants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

         The Company and Security Capital believe that the allegations of the complaint are without merit.

13.      Activities of the Special Committee of the Board of Directors
         -------------------------------------------------------------

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

         On December 5, 2001, the GP and the Partnership entered into a definitive purchase and sale agreement with Security Capital, providing for a transaction in which all of the holders of the GP's common stock would be entitled to receive $42.00 in cash per share in exchange for the cancellation of their shares. Holders of limited partnership interests in the Partnership would also be entitled to receive $42.00 per limited partnership unit in cash, unless they elected, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Directors of the GP unaffiliated with Security Capital unanimously approved the purchase and sale transaction, and the transactions contemplated thereby, upon unanimous recommendation and approval by the Special Committee.

         On December 14, 2001, Security Capital announced a definitive agreement for its acquisition by GE Capital Real Estate. On April 16, 2002, Security Capital announced that a special meeting of its shareholders would be held on May 14, 2002 to vote on the proposal to approve and adopt the agreement and plan of merger.

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

         As discussed in Note 12, Legal Proceedings, on March 12, 2002, a group of limited partners of the Partnership filed suit against the GP, the Partnership and Security Capital. They were seeking to enjoin the transactions on the grounds that the transactions were in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. This lawsuit was settled on April 19, 2002, subject to court approval. As a condition to the settlement, Security Capital, the GP and the Partnership agreed to certain changes to the agreement of limited partnership to govern the Partnership following consummation of the acquisition.

         On April 26, 2002, Security Capital completed its acquisition of the GP. The acquisition was made through transactions in which Security Capital acquired all of the assets of the GP, including all of the partnership interests owned by the GP in the Partnership, and assumed all of the GP's liabilities, after which the GP was merged into the Partnership. Completion of the transactions followed the approval by holders of a majority of outstanding shares of the GP's common stock at a special meeting of shareholders held April 26, 2002. In the merger, each share of the GP's common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $42.70 in cash, which included consideration of $42.50 per share plus $0.20 per share in lieu of a dividend for the portion of the second quarter through April 26, 2002. As part of the transactions, holders of limited partnership units in the Partnership, other than the general partner, also became entitled to receive the same consideration payable to the GP's shareholders, or $42.70 cash per unit, unless they were eligible and elected to remain as limited partners in the Partnership.

         On May 14, 2002, GE Capital completed its acquisition of Security Capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2002

         The general partner of the Partnership is now Security Capital Self Storage Incororated, a Delaware Corporation, an indirect wholly owned subsidiary of Security Capital which is, in turn, an indirect wholly owned subsidiary of General Electric Capital Corporation.

         Expenses related to the activities of the Special Committee, including legal and accounting fees, investment banking services and other charges, totaled $2.0 million for the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to "we," "our" or "the Company" refer to SUSA Partnership, L.P. (the "Partnership"). References to the GP refer to Storage USA, Inc., general partner and holder of approximately 92.4% of the interest in the Partnership as of March 31, 2002.

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

Overview

As of March 31, 2002, we owned, managed and franchised 559 facilities containing
38.2 million square feet in 33 states and the District of Columbia.

In December of 2001, the Partnership and the GP entered into a definitive purchase and sale agreement with Security Capital Group Incorporated ("Security Capital"), which, as amended, provided for a series of transactions in which all of the holders of the GP's common stock would be entitled to receive $42.50 per share in cash in exchange for the cancellation of their shares, and all holders of limited partnership interests in the Partnership would be entitled to receive, at their option, $42.50 per limited partnership unit. Unitholders were permitted to elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Consummation of the transactions contemplated by the purchase and sale agreement was subject shareholder approval.

On April 26, 2002, Security Capital Group Incorporated ("Security Capital") completed its acquisition of the GP. The acquisition was made through transactions in which Security Capital acquired all of the assets of the GP, including all of the partnership interests owned by the GP in the Partnership, and assumed all of the GP's liabilities, after which the GP was merged into the Partnership. Completion of the transactions followed the approval by holders of a majority of outstanding shares of the GP's common stock at a special meeting of shareholders held April 26, 2002.

Internal Growth

The following table compares Same-Store Facilities (369 properties owned since January 1, 2001) for the first quarter of 2002 and 2001. Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

                                                     Quarter Ended      Quarter Ended
           Same-Store Results                       March 31, 2002     March 31, 2001        Growth %
           -------------------------------------------------------------------------------------------
           (amounts in thousands except occupancy and per square foot figures)
           Revenues                                        $61,938            $60,693            2.1%

           Expenses
           Personnel - salaries                              4,639              4,395            5.6%
           Repairs and maintenance                           1,222              1,496          (18.3%)
           Utilities and trash                               1,808              2,002           (9.7%)
           Insurance                                           623                445           40.0%
           Taxes                                             4,970              4,744            4.8%
           All other                                         5,558              5,229            6.3%
                                                     -------------------------------------------------
           Total Expenses                                   18,820             18,311            2.8%
                                                     -------------------------------------------------

           Net Operating Income                            $43,118            $42,382            1.7%
                                                     -------------------------------------------------

           Physical Occupancy                                 81.1%              82.5%          (1.4%)
           Scheduled Rent per Square Foot                  $ 12.83            $ 12.45            3.1%
           Realized Rent per Square Foot                   $ 11.75            $ 11.28            4.2%

..    Our Same-Store Facilities achieved 1.7% NOI growth in the first quarter of
     2002 as compared to the first quarter of 2001. The growth resulted from revenue increases of 2.1%, offset by expense growth of 2.8%.

..    The revenue increase of 2.1% for the first quarter of 2002, as compared to the first quarter of 2001, is primarily due to our ability to optimize rental income by raising rates while limiting the downward pressure on occupancy. Rates were increased approximately 3.1%, as evidenced by our increase in scheduled rent per square foot from $12.45 to $12.83 from the first quarter of 2001 to the same period in 2002. We realized all of this increase, as realized rent per square foot jumped from $11.28 in the first quarter of 2001 to $11.75 in the first quarter of 2002, a 4.2% increase, also indicating that additional discounts were not necessary to enact the increases. Physical occupancy did decrease, dropping from 82.5% in the first quarter of 2001 to 81.1% in 2002. We are anticipating this trend continuing throughout much of 2002, as general demand continues to be negatively impacted by the national economic downturn.

..    Our operating expenses grew 2.8% from the first quarter of 2001 to the same period in 2002 due to a number of factors. There was a 5.6% increase in salaries, as annual pay increases approximated 5% while personnel turnover slowed. The cost of property, liability and other insurance increased 40% due to premium increases effective in July 2001. Taxes increased 4.8% due to property reassessments in a number of our markets. The growth in these expenses was partially offset by reductions in repairs and maintenance, 18.3%, and utilities, 9.7%. Mild winter weather in the first quarter of 2002 resulted in decreased snow removal and utility costs, triggering these positive variances. Utility rates also decreased in a number of markets. We anticipate expense growth moderating to the 4-5% range during the remainder of 2002.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square foot basis and the resulting change in net rental income for the first quarter 2002 over the first quarter 2001. The largest 10 markets in total represent 67.3% of the same-store NOI.

                                                                         --------------------------------------
                                                                           Quarter Ended March 31, 2002 vs.
                                                                             Quarter Ended March 31, 2001
                                                                         --------------------------------------
                                                                     %             %           %             %
                                                  Number      of Total     Change in   Change in     Change in
                                                      of    Same-Store    Net Rental    Realized      Occupied
Market                                        Facilities           NOI    Income (1)    RPSF (2)       Sq. Ft.
---------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA               46         17.7%          4.8%        8.2%        (2.8%)
New York-N. New Jersey-Long Island, NY                28         15.6%          0.3%        5.4%        (4.4%)
Washington-Baltimore, DC-MD-VA-WV                     24          9.9%          0.6%        3.4%        (2.3%)
Miami-Fort Lauderdale, FL                             16          6.4%          5.0%        4.0%         0.9%
Dallas-Forth Worth, TX                                13          3.4%          0.2%        1.7%        (1.3%)
Philadelphia-Wilm-Atlantic City, PA-NJ                13          3.0%          2.9%        6.4%        (2.5%)
San Francisco-Oakland-San Jose, CA                     9          2.9%        ( 4.9%)       3.2%        (6.6%)
Phoenix,-Mesa, AZ                                     15          2.9%          2.4%        0.3%         1.7%
Memphis, TN-AR-MS                                     23          2.8%          2.2%        1.0%         0.9%
Detroit, Ann Arbor-Flint, MI                          11          2.7%          0.4%        5.9%        (4.6%)

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.

(2) Rent Per Square Foot.

External Growth

Our external growth strategy continues to focus on a combination of wholly owned and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

Wholly Owned

Within the Partnership, there were no acquisitions of self-storage facilities during the first quarter of 2002. Two newly developed facilities, however, were opened within the Partnership during the quarter, producing a total of 202 thousand rentable square feet at a total cost of approximately $23.7 million. We also completed the expansion of two existing self-storage facilities at a cost of approximately $1.9 million, adding an additional 29 thousand square feet. We plan to continue the development of nine new facilities within the Partnership. The following chart summarizes the details of these nine projects as well as our expansion projects under construction or in construction planning as of March 31, 2002:

                                                    # of       Square       Expected     Investment      Remaining
                                              Properties         Feet     Investment        to Date     Investment
------------------------------------------------------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process                           9          730       $ 53,203        $ 4,553       $ 48,650
Total expansions in process                           10          328         21,178          9,259         11,919
                                            ----------------------------------------------------------------------
  Total developments and expansions                   19        1,058       $ 74,381       $ 13,812       $ 60,569
                                            ======================================================================

Off-Balance Sheet Ventures

As of March 31, 2002, the GE Capital Development Venture discussed in previous filings had invested $49.9 million, $9.2 million of which represents our advances and investments. Eight properties are open and operating and one property remains in design and construction.

During the first quarter of 2002, the GE Capital Acquisition Venture acquired one property in Rhode Island for a cost of approximately $3.8 million. There are also two expansions of existing facilities taking place, with a potential for 107 thousand additional rentable square feet, for a cost of approximately $10.8 million. The GE Acquisition Venture had invested a total of $92.2 million as of March 31, 2002, $10.8 million of which was funded through our advances and investments.

Results of Operations

The following table reflects the profit and loss statement for the three months ended March 31, 2002 and March 31, 2001 based on a percentage of total revenues and is used in the discussion that follows:

                                                              Three months ended
                                                                   March 31,
                                                                 2002     2001
          ----------------------------------------------------------------------
          Revenue

          Rental and other property income                        96.0%    97.5%
          Service and other income                                 4.0%     2.5%
                                                              -----------------
          Total Income                                           100.0%   100.0%
                                                              -----------------

          Expenses

          Property operations                                     26.0%    26.2%
          Taxes                                                    8.3%     7.6%
          Cost of providing services                               2.4%     2.4%
          General and administrative                               8.0%     6.2%
          Legal and other fees associated with the activities
           of the Special Committee of the Board of Directors      2.8%


Rental and other property income increased $2.1 million, or 3.1% in the quarter ended March 31, 2002 compared to the same period in 2001. The primary contributors to the rise in rental and other property income are summarized in the table below.

          Rental and Other Property Income Growth in 2002 over 2001 for Comparable Periods Ended March 31
          (in thousands)

          Same-store facilities                                        $  1,242
          Preceding year acquisitions                                       188
          Preceding year developments                                       338
          Current year acquisitions                                           -
          Current year developments                                          29
          Dispositions                                                     (341)
          Other                                                             626
                                                                    -----------
        Total income growth                                            $  2,082
                                                                    ===========

The largest contributor to the first quarter 2002 increase in rental and other property income was the Same-Store group of properties. This was due to an increase in realized rent per square foot of 4.2%, from $11.28 to $11.75, between March 31, 2001 and 2002. This rate increase more than offset the decrease in physical occupancy, 1.4%, from 82.5% to 81.1%. Rental and other property income from the two newly developed facilities we opened in the first quarter of 2002 yielded another $29 thousand in growth. The timing of 2001 acquisitions and the opening of 2001 developments produced corresponding rental and other property income growth of $188 thousand and $338 thousand. In both cases, a full quarter's rental and other property income in 2002 is being compared to no corresponding income, or a partial month's, in 2001. The timing of 2001 dispositions produced a reduction of $341 thousand. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments), a total of $626 thousand.

Service and other income increased $1.2 million from the first quarter of 2001 to the same period in 2002. It also increased as a percentage of revenue: from 2.5% in first quarter 2001 to 4.0% in the same period in 2002. Management fees increased $136 thousand due to an increased number of managed and franchised facilities paying fees to us. There were 132 such properties as of March 31, 2001, versus 145 as of March 31, 2002. Acquisition, development and general contractor fees decreased $193 thousand as activity within the GE Acquisition and Development Ventures slowed between 2001 and 2002: eight of the nine development properties were completed and opened in 2001; and only one new property was acquired in 2002 compared to seven in 2001. Franchise services income rose $546 thousand in 2002 compared to 2001 primarily due to the growth and maturation of our tenant insurance program. Finally, income from equity investments increased $681 thousand as the self-storage facilities held by our investees produced rental income growth through occupancy gains. Many of these facilities were newly opened in 2001. Additionally, there was income from two new properties within the GE Acquisition Venture in 2002.

                                                        Three months      Three months
                                                               ended             ended
                                                      March 31, 2002    March 31, 2001
        -------------------------------------------------------------------------------
        (in thousands)
        Management fees                                    $     991         $     855
        Acquisition, development and
          general contractor fees                                120               313
        Franchise services income                              1,317               771
        Income/(loss) from equity investments                    432              (249)
                                                    -----------------------------------
          Total service and other income:                  $   2,860         $   1,690
                                                    ===================================

As a percentage of revenues, cost of property operations and maintenance decreased from the first quarter of 2001 to 2002, 26.2% to 26.0%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth, and that was generally the case here. Several expense categories proved to be exceptions, however, with the most notable being insurance. Our renewal of property and liability coverage in July 2001 yielded a 60% premium increase. We anticipate a like increase in July 2002, although we are attempting to mitigate costs by opting for higher deductibles. Health insurance expense grew 20% from 2000 to 2001 due to increased claims and participants. This trend continued in the first quarter of 2002, as costs rose 17.8% compared to the same period in 2001. Offsetting some of the above expense growth were sharp decreases in repairs and maintenance and utility expense. This was due to very mild winter weather in the first quarter of 2002 as compared to 2001, and corresponding reductions in energy usage as well as snow removal costs.

Tax expense as a percentage of revenues was 8.3% for the first quarter of 2002 compared to 7.6% for the same period 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This was not the case for the first quarter of 2002 as a number of taxing authorities chose to reassess our properties, while valuations, hence taxes, increased on developments and expansions placed in service in 2001.

Costs of providing services increased from $1.6 million in the first quarter of 2001 to $1.7 million in the same period in 2002, but remained constant as a percentage of revenues at 2.4%. This marginal increase was primarily due to increases in costs related to the tenant insurance program. The increases in income from policy sales cited above produced corresponding increases in related expenses. There was also an increase in management services costs, as the number of franchisee and joint venture properties increased. These increases were partially offset by a reduction in the costs of providing services to the GE Development and Acquisition Ventures. General contractor, acquisition and development costs decreased as the activity within these ventures slowed from the first quarter of 2001 to the same period in 2002.

General and administrative expenses ("G&A") as a percentage of revenues increased from 6.2% in the first quarter of 2001 to 8.0% for the same period of 2002. This was indicative of a G&A expense increase from $4.3 to $5.8 million between the two periods. As with property operations and maintenance, a sizeable portion of the G&A growth was caused by increases in health insurance costs. We experienced increased claims relating to our corporate staff, and additionally increased our reserve for unreported claims. Additional costs were recorded related to our acquisitions, development and construction departments, as their focus shifted from the GE Acquisition and Development Ventures to acquiring and developing facilities within the Partnership. Corporate bonuses and other personnel costs also increased from the first quarter of 2001 to the same period in 2002.

Expenses related to the activities of the Special Committee of the Board of Directors, including legal and accounting fees, investment banking services and other charges, totaled $2.0 million for the first three months of 2002. As the Special Committee was formed in September 2001, there are no corresponding prior year expenses. Further details regarding the activities of the Special Committee of the Board of Directors are included in Note 13 to the Consolidated Financial Statements.

Depreciation and amortization expense increased from $10.0 million in the first quarter of 2001 to $10.9 million for the same period in 2002. This was due to a $51.0 million increase in depreciable assets since March 31, 2001.

Interest income and expense are netted together and the breakout of income and expense is as follows:

                                               Three months       Three months
                                                      ended              ended
                                             March 31, 2002     March 31, 2001
        -----------------------------------------------------------------------
        (in thousands)
        Interest expense                         $   14,058         $   15,408
        Interest income                              (1,574)            (3,076)
                                            -----------------------------------
          Net interest expense                   $   12,484         $   12,332
                                            ===================================


Interest expense decreased from $15.4 million in the first quarter of 2001 to $14.1 million during the same period in 2002. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $354 thousand in the first quarter of 2002 and $1.1 million in the first quarter of 2001.

                                                         Three months ended March 31,
                                             ------------------------------------------------------
                                                       2002                       2001
                                             ------------------------------------------------------
                                                 Weighted      Wtd Avg       Weighted      Wtd Avg
                                                  Average     Interest        Average     Interest
        Debt                                    Borrowing         Rate      Borrowing         Rate
        -------------------------------------------------------------------------------------------
        (in thousands)
        Notes payable                             600,000        7.37%        600,000        7.37%
        Lines of credit                           167,681        3.00%        177,546        7.88%
        Line of credit (Franchise)                  8,000        3.12%         10,000        7.17%
        Mortgages payable                          64,021        7.50%         66,539        7.50%
        Leases & other borrowings                  29,715        7.50%         38,901        7.50%

Interest income decreased $1.5 million, from $3.1 million in the first quarter of 2001 to $1.6 million in the same period in 2002. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate since the first quarter of 2001, were the primary causes of the reduction in interest income. On March 31, 2001, advances to franchisees totaled $110.7 million, compared to $98.2 million on March 31, 2002.

Both minority interest expense and distributions to preferred unitholders remained constant for the quarters ended March 31, 2002 and 2001. Minority interest remained unchanged due to similar performance in the underlying properties, wherein the interests are held, between the first quarters of 2001 and 2002. Distributions to preferred unitholders also remained unchanged as the number of units and rate remained unchanged between the two periods.

Liquidity and Capital Resources

Cash provided by operating activities was $24.4 million during the three months ended March 31, 2002 as compared to $34.5 million during the same period in 2001. Significant items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $3.0 million in the quarter ended March 31, 2002 for the acquisition and improvement of self-storage facilities compared to $7.6 million during the same period in 2001. $4.6 million of the $7.6 million for 2001 reflects a single first quarter acquisition, with the remaining $3.0 million representing improvements. For 2002, the entirety of the $3.0 million investment represents improvements, as no self-storage facilities were acquired.

In addition to improvements, we invested $5.4 million in the first three months of 2002 and $7.7 million in the first three months of 2001 for development and construction of self-storage facilities. There were 9 internally developed facilities and 19 expansions of existing facilities in process with $13.8 million cumulative invested at March 31, 2002.

The total budget for these facilities is $74.4 million, of which $60.6 million remains to be invested. We also invested $1.3 million in advances and investments in real estate during the first three months of 2002, compared to $7.0 million one year ago. In 2002, we have invested approximately $1.3 million in the GE Capital Ventures, and provided $71 thousand in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as principal payments on franchisee loans totaled $463 thousand. We also received $1.1 million in distributions from joint ventures. We have $1.1 million of loan commitments to franchisees to fund as of March 31, 2002.

In the past, we have acquired facilities in exchange for Units. Sellers taking Units instead of cash have been able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At March 31, 2002, there were 2.4 million Units outstanding. Upon the April 26, 2002 transaction with Security Capital, holders of limited partnership units in the Partnership, other than the GP, became entitled to receive $42.70 cash per unit ($42.50 per share plus $0.20 per share in lieu of a distribution for the portion of the second quarter through April 26), unless they were eligible and elected to remain as limited partners in the Partnership. Fair market value of the Units was $100.5 million at March 31, 2002, based upon a price per Unit of $42.59.

The Partnership has issued $600 million of notes payable. The notes are unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average interest rate of 7.42%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

We have historically funded our capital requirements through available lines of credit with the intention of refinancing with long-term capital, in the form of equity and debt securities, when we determine that market conditions are favorable. We had net borrowings in the three months ended March 31, 2002 of $9.7 million. For the same period in 2001, net repayments totaled $6.5 million. As of March 31, 2002, we had a $225 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 115 basis points over LIBOR, based on our debt rating and maturing on September 17, 2004 with a one-year extension option. We also had a $40 million line of credit with a commercial bank, bearing interest at a spread of 125 basis points over LIBOR, and maturing on July 31, 2002. Additionally, as of March 31, 2002, Franchise had an unsecured line of credit with a commercial bank, bearing interest at 125 basis points over LIBOR, and maturing on December 29, 2002. $168.6 million was outstanding in the aggregate under these lines as of March 31, 2002. As part of its April 26, 2002 acquisition of the Company, Security Capital paid all existing credit lines in full. Funding is now available to us in the form of two inter-company lines of credit with Security Capital: a $50 million revolving line at 140 basis points over LIBOR; and a $5 million cash pool line at 120 basis points over LIBOR. Additionally, as of May 13, 2002, the Company repaid $24.2 million of mortgage notes payable.

The various debt in place within the Fidelity and GE Capital joint ventures is all non-recourse to the joint venture partners.

We paid approximately $22.0 million in distributions during the first three months of 2002, $20.0 million to the general partner, $2.0 million to the limited partners and $21 thousand to minority interests. This compares to a total $20.9 million in distributions for the same period in 2001, $18.6 million to the general partner, $2.3 million to the limited partners and $22 thousand to minority interests. One reason for the increase in distributions is the corresponding growth in the number of Partnership Units outstanding. Distributions paid during the first quarter are based upon Partnership Units outstanding and the distribution declared for the fourth quarter of 2001. As of December 31, 2001, there were 28.3 million general and 2.7 million limited Partnership Units outstanding, compared to 27.0 million general and 3.4 million limited Partnership Units as of December 31, 2000, an increase of approximately 500 thousand Units in the aggregate. Much of the increase in general Partnership units is due to units issued to the GP for corresponding exercises of stock options within the GP. Another portion of the increase in GP units, and like reduction in limited Partnership Units, relates to limited Unitholders redeeming their Units. We elected to convert these redemptions into shares of the GP's common stock, and matching Units were issued to the GP. The distribution rate also increased. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends, which increased 3% between the two periods. Preferred unit dividends remained constant at $1.4 million for the quarters ended March 31, 2002 and 2001, as the number of units and rate remained unchanged.

We expect to incur approximately $5.3 million for scheduled maintenance and repairs during 2002 and approximately $2.1 million to conform previously acquired facilities to our standards, of which a combined $446 thousand has been incurred to date.

We believe that borrowings under our inter-company line of credit with Security Capital combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, distribution requirements and scheduled property related capital expenditures. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the three months ended March 31,2002 would have increased by approximately $105 thousand, based on average outstanding balances during that period. That expense increase, however, would have been partially offset by a corresponding increase of approximately $62 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

Funds from Operations ("FFO")

We believe funds from operations, or "FFO," should be considered in conjunction with net income and cash flows when evaluating our operating results because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which, effective January 1, 2000, includes non-recurring results of operations except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. In calculating FFO, we add back to net income any gains or losses recognized on the sale of self-storage facilities and depreciation and amortization relating only to revenue-producing property including such depreciation from unconsolidated entities. Additionally, Franchise, as part of its ongoing business activities, has received equity interest in many franchisee properties. Accordingly, gains recognized through the sale of Franchise's equity interests, or through the sale of the actual properties in which Franchise has an equity interest, are included in FFO. Investors should be aware that items excluded from or added back to FFO are significant components in understanding and assessing our financial performance. In addition, our FFO may not be comparable to similarly titled measures of other real estate companies that calculate FFO differently. For example, our FFO may not be comparable to other real estate companies that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months ended March 31, 2002 and March 31, 2001:

                                                                Three Months       Three Months
        Funds from Operations Attributable                             Ended              Ended
        to Unitholders:                                       March 31, 2002     March 31, 2001
        ----------------------------------------------------------------------------------------
        (in thousands)
        Net Income Attributable to Common Unitholders             $   12,903        $    15,718
        Total Depreciation and Amortization                           10,914              9,974
        Depreciation from Unconsolidated Entities                        458                448
        Less Depreciation of Non-Revenue Producing Property             (993)            (1,111)
                                                              ----------------------------------

        FFO attributable to common unitholders                    $   23,282        $    25,029
                                                              ==================================

During the first quarters of 2002 and 2001, we declared a distribution per unit of $0.71, corresponding to the GP's first quarter dividend declaration. As a qualified REIT, the GP is required to distribute a substantial portion of its net taxable income as dividends to its shareholders. Under the restated Partnership agreement, the quarterly distributions during the first year after completion of the Security Capital transaction shall not be less than $.71 per limited Partnership Unit.

Legal Proceedings

Grunewald v. Storage USA, Inc. On July 22, 1999, a purported statewide class action was filed against the GP and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before the GP was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

While the ultimate resolution of the case discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable and quantifiable, the results of operations in such period could be materially affected.

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

In connection with the settlement, the parties to the purchase and sale agreement entered into the letter agreement amending the purchase and sale agreement to provide that all references in the purchase and sale agreement to $42.00 will for all purposes be deemed references to $42.50. The GP's shareholders received the increased consideration when the transaction was consummated on April 26, 2002.

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

Winnerman et. al. v. Storage USA, Inc. On March 12, 2002, a group of limited partners of the Partnership owning in the aggregate 463,732 limited partnership units filed suit in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis against the GP, the Partnership and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of the Partnership and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with the Partnership. The plaintiffs seek to enjoin the transactions on the grounds that the transactions are in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. The plaintiffs allege in the complaint that they seek to prevent the plaintiffs and other limited partners of the Partnership from being cashed out from the Partnership without a vote and without appraisal rights and at an unfair price and from being coerced to give up their existing contractual rights under the existing partnership agreement and the tax deferral agreements. The complaint purports to state causes of action against all of the defendants for alleged breach of fiduciary duty on the grounds that the vote of the minority limited partners is not being sought for the transactions, the limited partners are not being offered appraisal rights in the transactions and the special committee did not contain any limited partners or representatives of the limited partners. The complaint further purports to state causes of action against all defendants for violation of the Tennessee Revised Uniform Limited Partnership Act by asserting that the GP's ownership of both general and limited partnership interests amounts to a conflict of interest and that therefore the limited partners, other than the GP, should be offered the opportunity to vote on the Transactions. The complaint purports to state an additional cause of action against both the GP and the Partnership for breach of the existing partnership agreement because the minority limited partners are not being afforded the right to vote on the transactions or the proposed amendment and restatement of the Partnership's partnership agreement. The plaintiffs further assert that the consummation of the transactions will trigger adverse tax consequences for them contrary to the provisions of their tax deferral agreements. The complaint alleges that Security Capital was aware of the contractual relationships between the plaintiffs and the GP and the Partnership under the tax deferral agreements and that Security Capital caused and aided and abetted the breaches of, and interfered with, these contractual relationships. The relief sought in the complaint includes preliminarily and permanently enjoining the transactions, rescinding and setting aside the proposed transactions in the event they are consummated, ordering the appointment of a special committee comprised of limited partners and the plaintiff class representatives and their attorneys to insure fair protection and adequate procedural safeguards in connection with any transaction for the buyout of the limited partners' units of the Partnership, specifically enforcing the existing partnership agreement and the tax deferral agreements, and awarding compensatory damages, prejudgment interest, and attorneys' and experts' fees and expenses. On April 18, 2002, the parties to the Winnerman litigation entered into a memorandum of understanding with respect to the settlement of this case. As part of the settlement, defendants agreed to amend (regardless of whether the proposed settlement is ultimately approved by the court) the form of Restated Partnership Agreement to provide, among other things, that for a period of three years after the Merger, the general partner will consider, in good faith, proposals made by one or more limited partners to redeem limited partnership units with property designated by such limited partner or partners, subject to certain conditions. If the settlement is approved by the court after notice and hearing, the claims that were or could have been brought in Winnerman will effectively be barred.

Bender et al. v. SUSA Partnership, L.P. The GP, the Partnership and Security Capital have been named as defendants in a lawsuit captioned Bender et al. v. SUSA Partnership, L.P., et al., No. CH-02-0843-2, filed on May 2, 2002 in the Chancery Court for the Thirtieth Judicial District at Memphis, State of Tennessee. The plaintiffs, who purport to be "joint venturers" with the Partnership and limited partners of the Partnership, allege a variety of claims against the defendants arising out of the acquisition by Security Capital of all of the assets of the GP, including all of the interests owned by the GP in the Partnership, and the subsequent merger of the GP into the Partnership (the "Transaction"). In connection with the Transaction, which was completed on April 26, 2002, eligible limited partners of the Partnership were given the opportunity to elect to remain as limited partners of the Partnership, after completion of the Transaction, instead of being cashed out. Among other things, the complaint alleges that the Transaction violates a June 22, 1996 Agreement between the Partnership and one of the plaintiffs, the Second Amended and Restated Agreement of Limited Partnership of the Partnership (which agreement was amended and restated in connection with the Transaction as the Third Amended and Restated Agreement of Limited Partnership of the Partnership), and certain agreements referred to as "Assignment of Rights" agreements to which the Partnership and one of the plaintiffs are allegedly parties. The complaint asserts claims based on theories of breach of contract, breach of fiduciary duty and violation of the Tennessee Revised Uniform Limited Partnership Act. The complaint also alleges that certain of the claims asserted by plaintiffs are subject to arbitration, and the plaintiffs have concurrently filed a demand for arbitration on the defendants under the rules of the American Arbitration Association. The complaint in Bender seeks, as relief, preliminary and permanent injunctive relief restraining the defendants from requiring the plaintiffs from having to make an election to remain as limited partners of the Partnership in connection with the Transaction; an order enjoining consummation of the Transaction; damages in an unspecified amount; and statutory treble damages in an unspecified amount. Plaintiffs have obtained a temporary restraining order prohibiting defendants, for the duration of the order, which is currently scheduled to expire on May 30, 2002, from, among other things, requiring plaintiffs to make the election with respect to their interests, and preventing defendants from foreclosing on loans to defendants. The Company and Security Capital believe that the allegations of the complaint are without merit.

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

..    General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.
..    Unfavorable outcome(s) in the pending litigation described in Item 2 of this Form 10-Q could ultimately reduce our net income.
..    Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.
..    Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.
..    The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.
..    Our independent public accountant for 2001, Arthur Andersen, has been indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen so long as Arthur Andersen is able to make certain representations to its clients. Arthur Andersen has, in the past, made these representations to us. Our access to the capital markets and ability to make timely SEC filings could be impaired if the SEC ceases accepting prior financial statements audited by Arthur Andersen. In such a case, we would promptly seek to engage our current independent public accounting firm in auditing any of the relevant prior year financial statements previously audited by Arthur Andersen.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

a.      Exhibit 10.1       $50,000,000 Credit Agreement dated April 25, 2002
                           between SUSA Partnership, L.P. as the Borrower, and SC Realty, Incorporated as the Lender.

        Exhibit 10.2 Letter Agreement Supplementing the Credit Agreement entered into between SC Realty Incorporated (the "Lender") and SUSA Partnership, LP (the "Borrower") dated as of April 25, 2002.

b.      Reports on Form 8-K

        On January 18, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 17, 2002 press release.

        On January 22, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 21, 2002 press release.

        On February 1, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 30, 2002 press release.

        On April 22, 2002, we filed a Current Report on Form 8-K (which was amended by Form 8-K/A filed on th same date). The filing contained information related to Security Capital's April 19, 2002 press release, relating to the settlement of a class action lawsuit brought by limited partners of SUSA Partnership against Security Capital, SUSA Partnership and Storage USA, Inc.

        On May 14, 2002, we filed a Current Report on Form 8-K. The filing contained information relating to our change in independent accountants, from Arthur Andersen, LLP to KPMG, LLP for the fiscal year ending December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Dated:    May 15, 2002

                                  SUSA Partnership, L.P.
                                  By Security Capital Self Storage Incorporated, General Partner



                        By:       /s/ Christopher P. Marr
                                  -----------------------
                                  Christopher P. Marr
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1 $50,000,000 Credit Agreement dated April 25, 2002 between SUSA Partnership, L.P. as the Borrower, and SC Realty, Incorporated as the Lender.

10.2 Letter Agreement Supplementing the Credit Agreement entered into between SC Realty Incorporated (the "Lender") and SUSA Partnership, LP (the "Borrower") dated as of April 25, 2002.