Form 10-Q
period 2002-06-30
SUSA PARTNERSHIP LP
filed 2002-08-14
CIK 1011991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2002
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
               For the transition period from________ to_________


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

                                      38103
                                   (Zip Code)

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


                                                         Three months   Three months       Six months      Six months
                                                                ended          ended            ended           ended
                                                        June 30, 2002  June 30, 2001    June 30, 2002   June 30, 2001
                                                         -------------  -------------   -------------- ---------------
Operating Revenues:
Rental and other property income                              $71,965        $70,698         $140,741        $137,252
Service and other income                                        1,367          1,934            2,672           2,800
                                                         -------------  -------------   -------------- ---------------
Total operating revenues                                       73,332         72,632          143,413         140,052
                                                         -------------  -------------   -------------- ---------------

Operating Expenses:
Cost of property operations & maintenance                      19,032         17,780           37,581          35,640
Taxes                                                           6,167          5,764           12,116          10,959
Costs of providing services                                     1,012          1,500            2,105           2,435
General & administrative                                        5,763          4,387           10,652           8,589
Legal and other fees associated with the activities of
 the Special Committee of the Board of Directors                7,537              -            9,520               -
Acquisition/merger costs                                       37,826              -           37,826               -
Loss on extinguishment of of debt                               4,684              -            4,684               -
Depreciation & amortization                                    10,401         10,238           21,157          20,115
                                                         -------------  -------------   -------------- ---------------
Total operating expenses                                       92,422         39,669          135,641          77,738
                                                         -------------  -------------   -------------- ---------------
Income (loss) from operations                                (19,090)         32,963            7,772          62,314

Other expense - interest expense, net                        (11,321)       (12,076)         (23,692)        (24,057)
                                                         -------------  -------------   -------------- ---------------
Income (loss) before minority interest                       (30,411)         20,887         (15,920)          38,257

Minority interest                                                (19)           (20)             (39)            (40)
Minority interest - joint ventures                              (639)          (321)            (971)           (587)

                                                         -------------  -------------   -------------- ---------------

Net Income (loss) from continuing operations                 (31,069)         20,546         (16,930)          37,630

Gain/(loss) from operations of discontinued components          (345)             85            (141)             163
Gain/(loss) on disposal of discontinued components              6,943              -            6,943               -
                                                         -------------  -------------   -------------- ---------------
Gain on discontinued operations                                 6,598             85            6,802             163
                                                         -------------  -------------   -------------- ---------------

Net Income (loss)                                            (24,471)         20,631         (10,128)          37,793

Distributions to Preferred Unitholders                        (1,442)        (1,442)          (2,884)         (2,884)
                                                         -------------  -------------   -------------- ---------------

Net Income attributable to common unitholders               ($25,913)        $19,189        ($13,012)         $34,909
                                                         -------------  -------------   -------------- ---------------

Basic net income per unit                                     ($0.75)          $0.63          ($0.40)           $1.15
                                                         -------------  -------------   -------------- ---------------

Diluted net income per unit                                   ($0.74)          $0.62          ($0.39)           $1.13
                                                         -------------  -------------   -------------- ---------------




                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                           Consolidated Balance Sheets

                    (amounts in thousands, except unit data)

                                                                   as of               as of
                                                           June 30, 2002   December 31, 2001
                                                       ------------------ -------------------
                                                             (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                             430,091            $435,561
Buildings and equipment                                        1,341,340           1,336,961
                                                       ------------------ -------------------
                                                               1,771,431           1,772,522

Accumulated depreciation                                       (191,341)           (172,291)
                                                       ------------------ -------------------
                                                               1,580,090           1,600,231

Cash & cash equivalents                                            2,821               3,164
Advances and investments in real estate                          112,126             116,880
Other assets                                                      40,620              36,059
                                                       ------------------ -------------------

     Total assets                                             $1,735,657          $1,756,334
                                                       ================== ===================

Liabilities & partners' capital
Notes payable                                                   $600,000            $600,000
Line of credit borrowings                                              -             158,900
Mortgage notes payable                                             3,251              64,351
Other borrowings                                                  23,651              30,923
Accounts payable & accrued expenses                               25,944              30,067
Dividends payable                                                 25,897              19,997
Rents received in advance                                         10,585              11,308
Deferred gain from contribution of self-storage
 facilities                                                       37,163              37,175
Minority Interest                                                    465                 521
                                                       ------------------ -------------------

     Total liabilities                                           726,956             953,242
                                                       ------------------ -------------------

Limited common partnership units
  1,763,485 and 2,666,388 outstanding
  at redemption value                                             74,084             112,255

Commitments and contingencies

Partners' capital:
Preferred Partnership units
  650,000 outstanding                                             65,000              65,000
Deferred compensation                                                  -               (122)
General Common Partnership units
 34,711,174 and 28,278,104 outstanding                           869,617             634,354
Notes receivable - officers                                            -             (8,395)
                                                       ------------------ -------------------

     Total partners' capital                                     934,617             690,837
                                                       ------------------ -------------------

     Total liabilities & partners' capital                    $1,735,657          $1,756,334
                                                       ------------------ -------------------





                 See Notes to Consolidated Financial Statements

                             SUSA Partnership, L.P.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)


                                                                          Six months ended   Six months ended
                                                                             June 30, 2002      June 30, 2001
                                                                         ------------------ ------------------
Operating activities:
Net income attributable to common unitholders                                    ($13,012)            $34,909

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                  21,157             20,115
     Minority interest and preferred unit dividends                                  3,894              3,511
     Gain on disposal of discontinued components                                   (6,943)                  -
     Changes in assets and liabilities:
          Other assets                                                             (9,769)              3,263
          Other liabilities                                                        (5,576)              2,782
                                                                         ------------------ ------------------
Net cash provided by/(used in) operating activities                               (10,249)             64,580
                                                                         ------------------ ------------------

Investing activities:
Acquisition and improvements of storage facilities                                 (6,863)            (9,389)
Proceeds from sale of discontinued operations                                       23,512                  -
Development of storage facilities                                                  (9,090)           (18,379)
Advances and investments in real estate                                            (2,788)            (8,147)
Proceeds from liquidation advances and  investments in real estate                   6,234             16,040
Issuances of notes receivable                                                      (1,013)               (26)
Payments on notes receivable                                                           224              5,172
                                                                         ------------------ ------------------
Net cash provided by/(used in) investing activities                                 10,216           (14,729)
                                                                         ------------------ ------------------

Financing activities:
Net (repayments)/borrowings under line of credit                                 (158,738)            (8,395)
Mortgage principal payments                                                       (57,250)              (689)
Other borrowings principal payments/payoffs                                        (7,355)              (250)
Payment of debt issuance costs                                                       (354)              (374)
Distributions to general partner                                                  (40,340)           (37,819)
Distributions to limited partners                                                  (3,646)            (4,546)
Distribution to minority interests                                                    (43)               (48)
Preferred unit dividends                                                           (3,328)            (2,884)
Payments on notes receivable - officers                                              8,401                543
Proceeds from issuance of GP units (Security Capital)                              257,934                  -
Capital contributions - GP (Security Capital)                                       26,385                  -
Repurchase of LP units from limited partners                                      (24,511)                  -
Proceeds from issuance of Storage USA stock                                          2,535              1,891
                                                                         ------------------ ------------------
Net cash used in financing activities                                                (310)           (52,571)
                                                                         ------------------ ------------------

Net decrease in cash and equivalents                                                 (343)            (2,720)
Cash and equivalents, beginning of period                                            3,164              5,045
                                                                         ------------------ ------------------
Cash and equivalents, end of period                                                $ 2,821            $ 2,325
                                                                         ------------------ ------------------


Supplemental schedule of non-cash activities:
 Partnership units exchanged for shares of Storage USA common stock               $ 11,610           $ 11,424
 Partnership units received in payment of notes receivable                               -                952
 Storage USA common stock issued to Directors and contributed to
    Partnership in exchange for Partnership units                                        -                160
                                                                         ------------------ ------------------





                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

1.       Unaudited Interim Financial Statements

         References to the "Company" and the "Partnership" refer to SUSA Partnership, L.P. References to "Storage USA" refer to Storage USA, Inc., general partner of SUSA Partnership, L.P. through April 25, 2002. References to "SCSSI" refer to Security Capital Self Storage Incorporated, a wholly-owned subsidiary of Security Capital Group Incorporated ("Security Capital"), general partner and holder of approximately 95.3% of the interest in the Partnership as of June 30, 2002, following its April 26, 2002 acquisition of Storage USA. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       Organization

         The Company was formed by Storage USA in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, Storage USA completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. Storage USA was structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of its business was conducted through the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation, and initially owned 100% of its non-voting common stock. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Also effective as of January 2, 2001 was the Company's election of Franchise as a taxable REIT subsidiary ("TRS") under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 ("the Act").

         On April 26, 2002, Security Capital completed its acquisition of Storage USA. The acquisition was made through transactions in which Security Capital acquired all of the assets of Storage USA, including all of its partnership interests in the Partnership, and assumed all of its liabilities, after which Storage USA was merged into the Partnership. SCSSI, a wholly-owned subsidiary of Security Capital, is now the general partner of Partnership. At April 25, 2002 and December 31, 2001, respectively, Storage USA owned approximately 92.5% and 91.4% of the partnership interest in the Partnership. SCSSI owned approximately 95.3% of the partnership interest in the Partnership as of June 30, 2002.

         As a part of the acquisition, Security Capital purchased Franchise from the Company for $15.9 million, as well as SUSA Management Corp for approximately $1 thousand. Both are now wholly-owned subsidiaries of SCSSI.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

         On May 14, 2002, General Electric Capital Corporation ("GE Capital") completed its acquisition of Security Capital. See Note 12, Activities of the Special Committee of the Board of Directors, for further details.

3.       Summary of Significant Accounting Policies

         Rental and Other Property Income
         Rental and Other Property Income consists of rental income plus other income from property specific activities (income associated with the sale of locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the three months and six months ended June 30, 2002 and 2001.



                                                          Three months    Three months     Six months     Six months
                                                                 ended           ended          ended          ended
                                                         June 30, 2002   June 30, 2001  June 30, 2002  June 30, 2001
                    -------------------------------------------------------------------------------------------------
                    (in thousands)

                    Rental Income:                           $  70,717        $ 69,584      $ 138,426      $ 135,128
                    Other property specific income               1,248           1,114          2,315          2,124
                                                        -------------------------------------------------------------
                    Rental and other property income         $  71,965        $ 70,698      $ 140,741      $ 137,252
                                                        =============================================================



     Service and Other Income Due to the sale of Franchise to Security Capital, and the implementation of Statement of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), beginning in 2002, the Company's definition of service and other income service has changed. As a discontinued component of the Company, income previously defined as service and other income from Franchise will now be presented as a portion of the gain or loss from the operations of discontinued components. Previously reported Franchise service and other income included: general contractor services provided to the GE Capital Development Venture, premiums earned on tenant insurance offered to the Company's customers by Franchise, royalty fees from franchisees, Franchise's proportionate share of the net income or loss of equity investments, and gains from the liquidation of Franchise's equity participations. More information regarding SFAS 144 can be found in Note 10 Recent Accounting Developments, and Note 14 Gain on Discontinued Operations.

     Service and other income now consists of revenue derived from the Company providing services to third parties, and related unconsolidated joint ventures, plus the Company's proportionate share of the net income or loss of equity investments. The services provided by the Company include the management of self-storage facilities, and development and acquisition services provided to the GE Capital Development and Acquisition Ventures (the "GE Capital Ventures"). The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. Below is a summary of service and other income for the three months and six months ended June 30, 2002 and 2001.



                                                         Three months     Three months     Six months      Six months
                                                                ended            ended          ended           ended
                                                        June 30, 2002    June 30, 2001  June 30, 2002   June 30, 2001
                   ---------------------------------------------------------------------------------------------------
                   (in thousands)

                   Management fees                           $    953         $    982       $  1,944        $  1,838
                   Acquisition, development and
                     general contractor fees                        -               43              -             277
                   Income/(loss) from equity
                   investments and other                          414              909            728             685
                                                        --------------------------------------------------------------
                   Total service and other income:           $  1,367         $  1,934       $  2,672        $  2,800
                                                        ==============================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

         Interest Expense, net
         Interest income and expense are netted together and the breakout of income and expense is as follows:



                              Three months     Three months      Six months       Six months
                                     ended            ended           ended            ended
                             June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001
                             ----------------------------------------------------------------
(in thousands)

Interest expense                 $  12,799        $  14,616       $  26,870        $  29,674
Interest income                     (1,478)          (2,540)         (3,178)          (5,617)
                             ----------------------------------------------------------------
  Net interest expense           $  11,321        $  12,076       $  23,692        $  24,057
                             ================================================================



         Reclassifications
         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or partners' capital.

4.       Investment in Storage Facilities

         Investments in storage facilities consisted of the following at June 30, 2002 and December 31, 2001:



                                                                         June 30, 2002     December 31, 2001
                                                                    -----------------------------------------
                    (in thousands)
                    Land                                                  $    426,194          $    427,939
                    Buildings and improvements                               1,273,620             1,251,544
                    Tenant improvements                                          7,588                 7,725
                    Furniture, fixtures and equipment                           51,798                48,877
                    Development in progress, including land                     12,231                36,437
                                                                    -----------------------------------------
                    Total                                                    1,771,431             1,772,522
                    Less: accumulated depreciation                            (191,341)             (172,291)
                                                                    -----------------------------------------
                                                                          $  1,580,090          $  1,600,231
                                                                    =========================================





         The preceding cost balances include facilities acquired through capital leases of $32.7 million at June 30, 2002 and $32.5 million at December 31, 2001. Also included above are $28.6 million at June 30, 2002 and $26.7 million at December 31, 2001 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $2.7 million at June 30, 2002 and $2.3 million at December 31, 2001. Accumulated depreciation associated with corporate furniture and fixtures was $11.5 million at June 30, 2002 and $10.3 million at December 31, 2001.

         There were no acquisitions of self-storage facilities during the first six months of 2002. The Company did, however, place into service three internally developed facilities at a total cost of approximately $28 million. The Company sold six Indiana self-storage facilities on June 13, 2002 for $7.5 million, realizing a gain from disposal of discontinued operations of $1.6 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

5.       Advances and Investments in Real Estate

         Advances and investments in real estate consisted of the following at June 30, 2002 and December 31, 2001:


                                                             June 30, 2002     December 31, 2001
                                                           -------------------------------------
                    (in thousands)
                    Advances to Franchisees                     $   91,393            $  98,552
                    Fidelity joint venture                           (224)                (557)
                    GE joint ventures                               19,950               19,274
                    Other joint ventures                             1,007                (389)
                                                           -------------------------------------
                    Total advances & investments                $  112,126            $ 116,880
                                                           =====================================



         Advances

         As of June 30, 2002 and December 31, 2001, $91.4 million and $98.6 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the properties. The Company advances the funds for construction and start-up costs at an interest rate based on a spread over LIBOR, or the prime rate.

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

         The Company recognized $350 thousand in equity earnings from the Fidelity Venture and $365 thousand in management fees for operating the venture's properties in the second quarter of 2002, compared to $371 for each of these items during the second quarter of 2001. For the six months ended June 30, 2002, the Company recognized $667 thousand in equity earnings and $714 thousand in management fees, compared to $700 thousand and $720 thousand, respectively, for the same period in 2001. As of June 30, 2002 and December 31, 2001, the Company had recorded negative investment balances in the Fidelity Venture of $224 thousand and $557 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:



                                           Three months    Three months     Six months      Six months
                                                  ended           ended          ended           ended
                                          June 30, 2002   June 30, 2001  June 30, 2002   June 30, 2001
             ------------------------------------------------------------------------------------------
             (in thousands)

             Income Statement:
             Property revenues                   $6,083          $6,176        $11,901         $12,004
             Property expenses                    2,165           2,176          4,174           4,184
             Net operating income                 3,918           4,000          7,727           7,820
             Net income                           1,401           1,486          2,686           2,798

             Balance Sheet:
             Total assets                                                     $142,116        $146,365
             Total third party debt                                             89,467          90,953


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

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

         The Company transferred nine projects in various stages of development into the Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. The Company received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of June 30, 2002, eight properties were open and operating and one remained in design and construction within the Development Venture. During the first quarter of 2002, the Acquisition Venture acquired one property in Rhode Island for a cost of approximately $3.8 million, bringing the total number of operating properties within the Acquisition Venture to 15 as of June 30, 2002.

         The Company has recognized certain fees related to the GE Capital Ventures as summarized below. General contractor fees for GE Capital Ventures were reclassified to discontinued operations in accordance with SFAS 144. These fees totaled $79 thousand for the second quarter of 2002 and $251 thousand for the six months ended June 30, 2002. For the same periods in 2001, general contractor fees totaled $251 thousand and $182 thousand.



                                                      Three months     Three months     Six months     Six months
                                                             ended            ended          ended          ended
                                                     June 30, 2002    June 30, 2001  June 30, 2002  June 30, 2001
                                                    --------------------------------------------------------------
             (in thousands)

             Acquisition and development fees              $     -          $    43        $     -        $   277
             Management fees                                   165              191            398            354
                                                    --------------------------------------------------------------
               Total fees from GE Capital Ventures         $   165          $   234        $   398        $   631
                                                    ==============================================================




         In 2001, the Company recognized $48 thousand in equity earnings from the GE Capital Ventures in the second quarter, and a $201 thousand loss in equity earnings for the six months ended June 30. Included in these equity earnings losses is amortization relating to the difference between the Company's cost and the underlying equity in the Ventures' net assets. In 2002, the Company has recognized a $115 thousand loss in equity earnings from the GE Capital Ventures for the second quarter, including related amortization, and a like $266 thousand loss in equity earnings for the six months ended June 30, 2002.

         As of June 30, 2002 and December 31, 2001, the Company had combined recorded investments of $20.0 million and $19.3 million, respectively, in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the second quarter of 2002 and 2001, and for the six months ended June 30, 2002 and 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002



                                                     Three months ended June 30, 2002            Six months ended June 30, 2002
                                                Development    Acquisition                 Development  Acquisition
                                                    Venture        Venture         Total       Venture      Venture       Total
     ---------------------------------------------------------------------------------------------------------------------------
     (in thousands, except number of properties)
     Income Statement:
     Property revenues                             $    939       $  3,268     $   4,207       $ 1,745      $ 6,334     $ 8,079
     Property expenses                                  662          1,518         2,180         1,292        2,989       4,281
     Net operating income                               277          1,750         2,027           453        3,345       3,798
     Net income (loss)                                (184)            634           450         (507)        1,146         639
     Balance Sheet (as of June 30, 2002):
     Total assets                                  $ 49,729       $ 91,130     $ 140,859
     Total debt                                      25,168         33,543        42,396
     Number of Operational Properties:                    8             15          23




                                                     Three months ended June 30, 2001            Six months ended June 30, 2001
                                                Development    Acquisition                 Development  Acquisition
                                                    Venture        Venture         Total       Venture      Venture       Total
   --------------------------------------------------------------------------------------------------------------------------------
   (in thousands, except number of properties)
   Income Statement:
   Property revenues                               $    504       $  2,820     $   3,324       $   865      $ 5,062     $ 5,927
   Property expenses                                    502          1,576         2,078           981        2,681       3,662
   Net operating income                                   2          1,244         1,246         (116)        2,381       2,265
   Net income (loss)                                  (509)            226         (283)       (1,176)          388       (788)
   Balance Sheet (as of June 30, 2001):
   Total assets                                    $ 47,534       $ 76,568     $ 124,102
   Total debt                                        22,703         29,462        52,165
   Number of Operational Properties:                      6             13            19




         Other Ventures
         The Company has equity interests in several single facility joint ventures. Several of these interests were held through the company's ownership in Franchise. In the past, before the sale of Franchise to Security Capital, several of these interests were through the Company's ownership, and consolidation, of Franchise. The Company had aggregate recorded investment balances in these other ventures of $1.0 million as of June 30, 2002, and negative $389 as of December 31, 2001.

6.       Other Assets



                                                                            As of                     As of
                                                                    June 30, 2002         December 31, 2001
                                                                 -------------------------------------------
             (in thousands)
             Deposits                                                   $   4,773                 $   2,710
             Accounts receivable                                            3,615                     3,977
             Mortgages receivable                                             517                       520
             Notes receivable                                               4,303                     3,921
             Other receivables                                              5,699                     9,505
             Deferred costs of issuances of unsecured notes
             (net of amortization)                                          6,158                     7,729
             Receivables from related subsidiaries                          6,796                         -
             Other                                                          8,759                     7,697
                                                                 -------------------------------------------
             Total Other Assets                                         $  40,620                 $  36,059
                                                                 ===========================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

7.       Borrowings

         Through March 31, 2002, SUSA Partnership could borrow up to $225 million under a line of credit with a group of commercial banks and borrow up to $40 million under a line of credit with a commercial bank. Through March 31, 2002, Franchise could borrow under a $10 million line of credit with a commercial bank. Interest rates on all three lines were based on LIBOR. As part of its April 26, 2002 acquisition of Storage USA, Security Capital repaid all existing credit lines in full. Funding is now available to the Company in the form of two inter-company lines of credit with Security Capital: a $50 million revolving line of credit which bears interest at 140 basis points over LIBOR; and a $5 million cash pool line of credit which bears interest at 120 basis points over LIBOR. As of June 30, 2002, there were no borrowings on these lines of credit.

         Upon GE Capital's May 14, 2002 purchase of Security Capital, GE Capital purchased all of the preferred units of SUSA Partnership for $65 million. These units remained outstanding as of June 30, 2002. On August 7, 2002, GE Capital agreed to guarantee the $600 million of notes payable previously issued by the Company in exchange for debt holders relinquishing the Company from financial reporting obligations and other restrictive covenants found in the corresponding indentures.

         The Company from time to time assumes mortgages on facilities it acquires. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. On May 13, 2002, the Company repaid thirteen mortgage notes payable for $24.2 million. On June 3, 2002, the Company repaid an additional eight mortgage notes payable for $32.5 million. The following table provides information about the mortgages as of June 30, 2002 and December 31, 2001.



                                                               As of                As of
                                                       June 30, 2002    December 31, 2001
                                                      -----------------------------------
             (in thousands)
             Conventional fixed rate                       $   2,887           $   54,889
             Conventional variable rate                            -                5,082
                                                      -----------------------------------
                                                           $   2,887           $   59,971
             Premiums                                            364                4,380
                                                      -----------------------------------
               Mortgage notes payable                      $   3,251           $   64,351
                                                      ===================================




         Losses on the early extinguishment of the Company's lines of credit and certain mortgages total $4.7 million, which included prepayment penalties and the write-offs of deferred financing costs.

         The Company has other borrowings used in the financing of property acquisitions. The Company entered into a lease agreement on several self-storage facilities. The leases are being accounted for as capital leases. As of June 30, 2002, the carry value of these lease obligations was approximately $23.7 million.

         The Company also consummated deferred unit agreements totaling $13.0 million in exchange for interest in self-storage facilities. These agreements contained various maturities through 2002, at which time Limited Partnership Units ("Units") were to be issued to satisfy the agreements. In February 2002, the issuers accepted early payment of the balance of the debt, and elected to receive cash instead of Units. The early payment, originally due September 2002, totaled $7.2 million.

         During the six months ended June 30, 2002, total interest paid on all debt was $23.1 million and total interest capitalized for construction costs was $651 thousand.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

8.       Income per Unit

         Basic and diluted income per unit is calculated as presented in the following table. There is no dilution at June 30, 2002, as all existing Storage USA stock options, and restricted stock and all existing SUSA Partnership restricted units were paid out as part of the April 26, 2002 acquisition of Storage USA by Security Capital.



                                                                 Three months     Three months     Six months     Six months
                                                                        ended            ended          ended          ended
                                                                June 30, 2002    June 30, 2001  June 30, 2002  June 30, 2001
                                                               -------------------------------------------------------------
              (in thousands except per unit amounts)
              Basic net income per Unit:
                  Net income (loss) attributable to common
                    unitholders                                    $ (25,913)        $  19,189       $(13,012)      $ 34,909
                  Basic weighted average Units outstanding             34,485           30,463          32,743        30,451
                                                               -------------------------------------------------------------
                  Basic net income (loss) per Unit                 $   (0.75)        $    0.63       $  (0.40)      $   1.15

              Diluted net income per Unit:
                  Net income (loss) attributable to common
                    unitholders                                    $ (25,913)        $  19,189       $(13,012)      $ 34,909

                  Basic weighted average Units outstanding             34,485           30,463          32,743        30,451
                  Dilutive effect of stock options                        156              362             361           316
                                                               -------------------------------------------------------------
                  Diluted weighted average Units outstanding           34,641           30,825          33,104        30,767
                                                               -------------------------------------------------------------
                  Diluted net income (loss) per Unit               $   (0.74)        $    0.62       $  (0.39)      $   1.13
                                                               =============================================================




9.       Commitments

         As of June 30, 2002, the Company is committed to advance an additional $350 thousand to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $6.4 of loan commitments made by third party lenders to franchisees of Franchise, of which $373 thousand was outstanding as of June 30, 2002.

10.      Recent Accounting Developments

         The FASB has recently issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements have been adopted by the Company, commencing January 1, 2002. Due to the limited amount of goodwill and other intangibles that have been previously recorded by the Company, the adoption of these statements did not have a material impact on the Company's financial position or results of operations.

         The FASB issued Statements of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS became effective and was adopted by the Company January 1, 2002. Under this statement, the Company accounts for the sale of long-lives assets as discontinued operations, and not as part of ongoing operations. The sale of Franchise and SUSA Management Corp. to Security Capital, as well as the sale of six Indiana self-storage facilities to an unrelated third party, were transactions that required SFAS 144 treatment. See Note 14 Gain on Discontinued Operations for further information.

         In April of 2002, the FASB issued Statement of Financial Accounting No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

         The Company has elected to adopt the guidance set forth in the SFAS for fiscal year 2002. Accordingly, the losses on the early extinguishment of debt discussed in Note 7 is classified as part of operating expenses. Under previous guidance, these losses would have been classified as an extraordinary item.

         In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS 146 is not expected to be material.

11.      Legal Proceedings

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

         Plaintiffs have obtained a temporary restraining order ("TRO") prohibiting defendants, for the duration of the order, which was originally scheduled to expire on May 30, 2002, from, among other things, requiring plaintiffs to make the election with respect to their interests, and preventing defendants from foreclosing on loans to defendants. The Company and Security Capital believe that the allegations of the complaint are without merit.

         The parties have been in negotiation and the TRO, and the hearing on the temporary injunction, has been continued until August 8, 2002, at which time the Defendants were to submit an answer and advise the plaintiffs as to whether they were agreeable to arbitration. Due to the untimely and sudden death of the Chancellor in charge of the litigation, the matter has again been put off by informal agreement of the parties. The defendants will be filing their answer shortly, as well as responding to the demand for arbitration. No hearing is currently scheduled on the petition for temporary injunction and a new hearing date will be obtained at such time as is mutually convenient to the parties.

         Esquivel v. SUSA, LP. On June 17, 2002, a purported nationwide class action was filed in the Orange County, California Superior Court entitled Fausto Esquivel v. GE Capital Real Estate d/b/a Storage USA, case no 02C00153, seeking injunctive relief, restitution and damages based upon alleged unfair and misleading advertising practices concerning the dimensions of storage units leased by the Company to its customers. Plaintiff alleges that the actual size of the storage units leased was less than the size of the units as advertised by the Company. On July 24, 2002, Plaintiff filed a First Amended Complaint which named SUSA, LP as the sole defendant in the lawsuit. The response to the Complaint is due on or before September 19, 2002. The Company is currently investigating the allegations in the Complaint. Based upon its preliminary investigation, the Company believes that it has defenses to the claims in the suit and intends to vigorously defend it.

         While the ultimate resolution of the cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable and quantifiable, the results of operations in such period could be materially affected.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

12.      Activities of the Special Committee of the Board of Directors

         On September 10, 2001, Storage USA announced that its Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, to explore the intentions of Security Capital with respect to its equity ownership in Storage USA, given Security Capital's prior public announcements. Security Capital had previously announced its plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity securities in those businesses.

         On December 5, 2001, Storage USA and the Partnership entered into a definitive purchase and sale agreement with Security Capital, providing for a transaction in which all of the holders of Storage USA's common stock would be entitled to receive $42.00 in cash per share in exchange for the cancellation of their shares. Holders of limited partnership interests in the Partnership would also be entitled to receive $42.00 per limited partnership unit in cash, unless they elected, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Directors of Storage USA unaffiliated with Security Capital unanimously approved the purchase and sale transaction, and the transactions contemplated thereby, upon unanimous recommendation and approval by the Special Committee.

         On December 14, 2001, Security Capital announced a definitive agreement for its acquisition by GE Capital Real Estate. On April 16, 2002, Security Capital announced that a special meeting of its shareholders would be held on May 14, 2002 to vote on the proposal to approve and adopt the agreement and plan of merger.

         On January 17, 2002, Storage USA announced that the members of its Board of Directors unaffiliated with Security Capital unanimously approved the increase from $42.00 to $42.50 in the per share and per unit consideration payable to Storage USA shareholders and limited partners of the Partnership, respectively, agreed to by Security Capital in connection with the settlement of class action litigation, relating to the initial purchase and sale agreement.

         As discussed in Note 11, Legal Proceedings, on March 12, 2002, a group of limited partners of the Partnership filed suit against Storage USA, the Partnership and Security Capital. They were seeking to enjoin the transactions on the grounds that the transactions were in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. This lawsuit was settled on April 19, 2002, subject to court approval. As a condition to the settlement, Security Capital, Storage USA and the Partnership agreed to certain changes to the agreement of limited partnership to govern the Partnership following consummation of the acquisition.

         On April 26, 2002, Security Capital completed its acquisition of Storage USA. The acquisition was made through transactions in which Security Capital acquired all of Storage USA's assets, including all of the partnership interests owned Storage USA in the Partnership, and assumed all of Storage USA's liabilities, after which Storage USA was merged into the Partnership. Completion of the transactions followed the approval by holders of a majority of outstanding shares of Storage USA's common stock at a special meeting of shareholders held April 26, 2002. In the merger, each share of Storage USA's common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $42.70 in cash, which included consideration of $42.50 per share plus $0.20 per share in lieu of a dividend for the portion of the second quarter through April 26, 2002. The same treatment was given Storage USA stock options. As part of the transactions, holders of limited partnership units in the Partnership, other than the general partner, also became entitled to receive the same consideration payable to Storage USA's shareholders, or $42.70 cash per unit, unless they were eligible and elected to remain as limited partners in the Partnership. Also, as part of the transactions, Security Capital purchased Franchise and SUSA Management Corp. from the Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2002

         On May 14, 2002, GE Capital completed its acquisition of Security Capital.

         The general partner of the Partnership is now SCSSI, a Delaware Corporation, an indirect wholly owned subsidiary of Security Capital which is, in turn, an indirect wholly owned subsidiary of GE Capital.

         Expenses related to the activities of the Special Committee, including legal and accounting fees, investment banking services and other charges, totaled $7.5 million for the second quarter of 2002, and $9.5 million for the six months ended June 30, 2002.

13.      Acquisition/Merger Costs

         Costs related to the acquisition of the Company by Security Capital are summarized in the below table.


               Payments in accordance with change-in-control agreements               $   12,511
               Payment of unvested Storage USA stock options                              21,392
               Payment of unvested restricted Storage USA stock                              270
               Payment of unvested restricted units                                        1,299
               Payment of bonuses under Shareholder Value Plan                               126
               Related payroll taxes                                                       2,228
                                                                                  --------------
                                                                                      $   37,826
                                                                                  ==============



14.      Gain on Discontinued Operations

         On April 26, 2002 the Company sold Franchise and SUSA Management Corp. to Security Capital as part of the transactions discussed in Note 12, Activities of the Special Committee of the Board of Directors. The Company received approximately $15.9 million and $1 thousand for these entities, respectively. On June 13, 2002, the Company sold six Indiana self-storage facilities to an unrelated third party for $7.5 million. In accordance with SFAS 144, those discontinued components are now reported separately from the continuing operations of the Company. The table below outlines the results for the discontinued components for the second quarter of 2002 and 2001 and for the six months ended June 30, 2002 and 2001.



                                                                       Three months   Three months      Six months     Six months
                                                                              ended          ended           ended          ended
                                                                      June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                                     -------------------------------------------------------------
            Gain on operations - six Indiana facilities                   $      57        $    18        $    115         $    6
            Gain/(loss) on operations - Franchise                             (418)             67           (273)            157
            Gain on operations - SUSA Management Corp.                           16              -              17              -
                                                                     -------------------------------------------------------------
            Total gain/(loss) on operations of discontinued
            operations                                                        (345)             85           (141)            163
                                                                     -------------------------------------------------------------

            Gain on disposal - six Indiana facilities                         1,635              -           1,635              -
            Gain on disposal - Franchise                                      4,182              -           4,182              -
            Gain on disposal - SUSA Management Corp.                          1,126              -           1,126              -
                                                                     -------------------------------------------------------------
            Total gain on disposal of discontinued operations                 6,943              -           6,943              -
                                                                     -------------------------------------------------------------
            Total gain on discontinued operations                         $   6,598        $    85        $  6,802            163
                                                                     =============================================================


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to "we," "our" or "the Company" refer to SUSA Partnership, L.P. (the "Partnership"). References to "Storage USA" refer to Storage USA, Inc., general partner of SUSA Partnership, L.P. through April 25, 2002. References to "SCSSI" refer to Security Capital Self Storage Incorporated, a wholly-owned subsidiary of Security Capital Group Incorporated ("Security Capital"), general partner and holder of approximately 95.3% of the interest therein as of June 30, 2002, following its April 26, 2002 acquisition of Storage USA.

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

o Funds from Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains
   (losses) from sales of property and extraordinary gain (losses)from debt restructuring, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.

o Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview

As of June 30, 2002, we owned, managed and franchised 555 facilities containing
36.6 million square feet in 33 states and the District of Columbia.

In December of 2001, the Partnership and the Storage USA entered into a definitive purchase and sale agreement with Security Capital, which, as amended, provided for a series of transactions in which all of the holders of Storage USA's common stock would be entitled to receive $42.50 per share in cash in exchange for the cancellation of their shares, and all holders of limited partnership interests in the Partnership would be entitled to receive, at their option, $42.50 per limited partnership unit. Unitholders were permitted to elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Consummation of the transactions contemplated by the purchase and sale agreement was subject shareholder approval.

On April 26, 2002, Security Capital completed its acquisition of Storage USA. The acquisition was made through transactions in which Security Capital acquired all of Storage USA's assets, including all of the partnership interests owned by Storage USA in the Partnership, and assumed all of Storage USA's liabilities, after which the Storage USA was merged into the Partnership. Completion of the transactions followed the approval by holders of a majority of outstanding shares of Storage USA's common stock at a special meeting of shareholders held April 26, 2002. As part of the acquisition, Security Capital purchased Franchise from the Company for $15.9 million, as well as SUSA Management Corp for approximately $1 thousand. Both, like the Partnership, are now wholly owned subsidiaries of SCSSI.

On May 14, 2002, General Electric Capital Corporation ("GE Capital") completed its acquisition of Security Capital.

Internal Growth

The following table compares Same-Store Facilities (361 properties owned since January 1, 2001) for the second quarter of 2002 and 2001 and for the six months ended June 30, 2002 and 2001. Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.



                                           Quarter Ended   Quarter Ended              Six months ended   Six months ended
            Same-Store Results             June 30, 2002   June 30, 2001    Growth %     June 30, 2002      June 30, 2001   Growth %
            ------------------------------------------------------------------------------------------------------------------------
            (amounts in thousands except occupancy and per square foot figures)
            Revenues                             $64,272         $63,778        0.8%          $125,570           $123,838      1.4%

            Expenses
            Personnel - salaries                   4,575           4,378      (4.5%)             9,136              8,700     (5.0%)
            Repairs and maintenance                1,514           1,326     (14.2%)             1,514              2,799       2.9%
            Utilities and trash                    1,672           1,637      (2.1%)             3,458             3,616        4.4%
            Insurance                                610             432     (41.2%)             1,219                868    (40.4%)
            Taxes                                  5,207           5,022      (3.7%)            10,094              9,689     (4.2%)
            All other                              5,547           5,369      (3.3%)            12,235             11,521     (4.9%)
                                           -----------------------------------------------------------------------------------------
            Total Expenses                        19,125          18,164      (5.3%)            37,656             36,193     (4.0%)
                                           -----------------------------------------------------------------------------------------
            Net Operating Income                 $45,147         $45,614      (1.0%)          $ 87,914           $ 87,645       0.3%
                                           -----------------------------------------------------------------------------------------
            Physical Occupancy                     81.5%           84.2%      (2.7%)             81.3%               83.4%    (2.1%)
            Scheduled Rent per Square Foot       $ 13.02         $ 12.72        2.3%          $  12.95           $  12.61      2.7%
            Realized Rent per Square Foot        $ 12.24         $ 11.76        4.1%          $  12.03           $  11.55      4.1%




o Our Same-Store Facilities experienced a decline of 1.0% in NOI in the second quarter of 2002 as compared to the second quarter of 2001. This NOI reduction resulted from revenue increases of 0.8%, offset by expense growth of 5.3%. The Same-Store Facilities achieved 0.3% NOI growth through the first six months of 2002, as compared to the same period in 2001, due to revenue increases of 1.4% offset by expense growth of 4.0%.

o The revenue increase of 0.8% for the second quarter of 2002, as compared to the first quarter of 2001, and 1.4% for the six months ended June 30, 2002, as compared to the same period in 2001, is primarily due to our ability to optimize rental income, by raising rates (realized a 4.1% increase from the second quarter of 2001 to the same period in 2002), while attempting to limit the downward pressure on occupancy. Physical occupancy did decrease, dropping from 84.2% in the second quarter of 2001 to 81.5% in 2002, and dropping from 83.4% for the first six months of 2001 to 81.3% for the same time span in 2002. We are anticipating that this trend will remain in place throughout the rest of 2002, as we continue to experience increased competition in our key markets and overall demand remains negatively impacted by the national economic downturn.

o Our operating expenses grew 5.3% from the second quarter of 2001 to the second quarter of 2002, and 4.0% from the first six months of 2001 to the same six months in 2002, due to a number of factors. There was a 4.5% increase in salaries from the second quarter of 2001 to the second quarter of 2002, as annual pay increases approximated 5% while personnel turnover slowed. For the six months ended June 30, 2002 salaries showed a 5% increased from the same period in 2001. The cost of property, liability and other insurance increased 41.2% from the second quarter of 2001 to the same quarter in 2002, and increased 40.4% from the six months ended June 30, 2001 to the same six months in 2002. This escalation was due to premium increases across all policies effective in July of 2001. The 3.7% increase in taxes from the second quarter of 2001 to the same quarter in 2001, and the 4.2% increase from the six months ended June 30, 2001 to the same period in 2002, was due to property reassessments in a number of our markets. Although there was growth from the second quarter of 2001 to second quarter of 2002 in repairs and maintenance, 14.2%, and utilities, 2.1%, year to date reductions in these expense categories helped to offset a portion of the other growth. From the six months ended June 30, 2001 to the same period in 2002, repairs and maintenance decreased 2.9%, due to less first quarter snow removal and the timing of capital projects. Utilities decreased 4.4% from the first six months of 2001 to the same period in 2002 due to a combination of mild winter weather in the first quarter and decreased utility rates in a number of markets. We anticipate expense growth remaining in the 5-5.5% range during the remainder of 2002.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square foot basis, and the resulting change in net rental income, for the second quarter of 2002 over the second quarter of 2001, and for the six months ended June 30, 2002 as compared to the same period in 2001. The largest 10 markets in total represent 67.5% of the same-store NOI.



                                                          % of     Change in Net Rental      % Change in         % Change in
                                              # of   YTD same-         Income (1)         Realized RPSF (2)    Occupied sq. ft.
Market                                  Facilities   store NOI       QTD         YTD        QTD       YTD       QTD       YTD
-----------------------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA         46       17.8%      2.3%        3.5%       6.8%      7.4%    (3.5%)    (3.2%)
New York-N. New Jersey-Long Island, NY          28       15.9%    (2.1%)      (0.9%)       3.8%      4.6%    (4.9%)    (4.6%)
Washington-Baltimore, DC-MD-VA-WV               23        9.9%    (4.0%)      (1.7%)       0.3%      1.8%    (4.2%)    (3.2%)
Miami-Fort Lauderdale, FL                       16        6.4%      2.0%        3.5%       4.9%      4.4%    (2.1%)    (0.6%)
Dallas-Forth Worth, TX                          13        3.4%      0.5%        0.3%       4.3%      3.0%    (3.1%)    (2.2%)
Philadelphia-Wilm-Atlantic City, PA-NJ          13        3.0%      1.4%        2.1%       5.8%      6.1%    (3.3%)    (2.9%)
San Francisco-Oakland-San Jose, CA               9        2.9%    (7.9%)      (6.4%)       0.9%      2.0%    (7.3%)    (7.0%)
Memphis, TN-AR-MS                               23        2.8%      2.5%        2.4%       1.1%      1.0%      1.1%      1.0%
Phoenix,-Mesa, AZ                               15        2.8%    (0.0%)        1.2%       0.4%      0.3%    (0.3%)      0.7%
Las Vegas, NV                                   11        2.6%      9.7%       10.9%       9.2%      7.3%      0.7%      3.0%



(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2)   Rent Per Square Foot.


External Growth

Historically, our external growth strategies focused on a combination of wholly owned and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties. With the acquisition of SUSA Partnership by Security Capital, and the subsequent acquisition of Security Capital by GE Capital, we are not anticipating a significant level of acquisition or development activity through SUSA Partnership going forward.

Wholly Owned

Within the Partnership, there were no acquisitions of self-storage facilities during the six months of 2002, and we anticipate limited additional acquisition activity for the remainder of the year. Three newly developed facilities, however, were opened within the Partnership during the six months ended June 30, 2002, as were three expansions of existing facilities. Year to date 2002 development and expansion activity is summarized below.



                                                           Developments                           Expansions
                                         ------------------------------------------------------------------------------------
                                          Number of      Expected    Net Rentable    Number of      Expected     Net Rentable
               Quarter ended             Facilities    Investment     Square Feet   Facilities    Investment      Square Feet
               --------------------------------------------------------------------------------------------------------------
               (amounts in thousands except number of facilities)
               March 31, 2002                     2      $ 23,971             202            2       $ 2,112               29
               June 30, 2002                      1         4,385              72            1         2,282               25
                                         ------------------------------------------------------------------------------------
               Total year-to-date                 3      $ 28,356             274            3       $ 4,394               54
                                         ====================================================================================




We plan to continue the development of eight new facilities within the Partnership, as well as the expansion of nine existing facilities. The following chart summarizes the details of these seventeen projects as of June 30, 2002:




                                                                 # of     Square       Expected    Investment     Remaining
                                                           Properties       Feet     Investment       to Date    Investment
               -------------------------------------------------------------------------------------------------------------
               (amounts in thousands except for number of facilities)
               Total development in process                         8        645       $ 46,726       $ 1,264      $ 45,462
               Total expansions in process                          9        235         22,054         9,797        12,257
                                                           -----------------------------------------------------------------
                 Total developments and expansions                 17        880       $ 68,780       $11,061      $ 57,719
                                                           =================================================================




Off-Balance Sheet Ventures

As of June 30, 2002, the GE Capital Development Venture discussed in previous filings had invested $49.7 million, $9.8 million of which represents our advances and investments. Eight properties are open and operating and one property remains in design and construction.

During the first six months of 2002, the GE Capital Acquisition Venture acquired one property in Rhode Island for a cost of approximately $3.8 million. Two expansions of existing facilities within the GE Acquisition Venture were completed in the first six months of 2002. These expansions cost approximately $4.0 million and contributed an additional 67 thousand rentable square feet. The GE Acquisition Venture had invested a total of $91.1 million as of June 30, 2002, $10.2 million of which was funded through our advances and investments.

Results of Operations

The following table reflects the profit and loss statement for the three months ended June 30, 2002 and June 30, 2001 based on a percentage of total revenues and is used in the discussion that follows:



                                                                       Three months ended    Six months ended
                                                                            June 30,              June 30,
                                                                          2002     2001        2002      2001
               -----------------------------------------------------------------------------------------------
               Revenue
               Rental and other property income                          98.1%    97.3%       98.1%     98.0%
               Service and other income                                   1.9%     2.7%        1.9%      2.0%
                                                                    ------------------------------------------
               Total Income                                             100.0%   100.0%      100.0%    100.0%
                                                                    ------------------------------------------

               Expenses
               Property operations                                       26.0%    24.5%       26.2%     25.4%
               Taxes                                                      8.4%     7.9%        8.4%      7.8%
               Cost of Providing Services                                 1.4%     2.1%        1.5%      1.7%
               General and administrative                                 7.9%     6.0%        7.4%      6.1%
               Legal and other fees associated with the activities
                 of the Special Committee of the Board of Directors      10.3%     0.0%        6.6%      0.0%
               Acquisition/merger costs                                  41.0%     0.0%       21.0%      0.0%
               Loss on extinguishment of debt                             6.4%     0.0%        3.3%      0.0%




Rental and other property income increased $1.3 million, or 1.8%, in the second quarter of 2002 as compared to the same quarter in 2001, and increased $3.5 million, or 2.5% for the six months ended June 30, 2002 as compared to the same period in 2001. The primary contributors to the rise in rental and other property income are summarized in the following table.


               Rental and Other Property Income Growth in 2002 over 2001 for Comparable Periods Ended
               June 30

                                                      Three months       Six months
                                                     ended June 30    ended June 30
                                                    --------------------------------
               (in thousands)
               Same-store facilities                      $    494        $   1,732
               Preceding year acquisitions                     172              361
               Preceding year developments                     385              728
               Current year developments                       158              194
               Other                                            58              474
                                                    --------------------------------
               Total income growth                        $  1,267        $   3,489
                                                    ================================



The largest contributor to the $3.5 million increase in rental and other property income from the six months ended June 30, 2001 to the same period in 2002 was the Same-Store group of properties, with growth of $1.7 million. For the second quarter ended June 30, Same-Store growth amounted to $494 thousand between 2001 and 2002. In both instances, the increases were due to growth in realized rent per square foot, partially offset by declining occupancies. Realized rent per square foot increased 4.1% from the second quarter of 2001 to the second quarter of 2002, while occupancy declined 2.7%. For the six months ended June 30, 2002 compared to the same period in 2001, realized rent per square foot increased 4.1% while occupancy dropped 2.1%.

Rental and other property income from the three newly developed facilities we opened during 2002 yielded another $158 thousand in growth from the second quarter of 2001 to the same quarter in 2002, and yielded another $194 thousand from the six months ended June 30, 2001 to the same period in 2002. The timing of 2001 acquisitions and the opening of 2001 developments produced corresponding rental and other property income growth of $172 thousand and $385 thousand from the second quarter of 2001 to the same three months in 2002. For the six months ended June 30, 2001 to the same period in 2002, 2001 acquisitions produced $361 thousand in growth and 2001 developments another $728 thousand. In both cases, a full period's rental and other property income in 2002 is being compared to no corresponding income, or a partial period's income, in 2001. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including pre-2001 acquisitions and developed facilities); a total of $58 thousand from the second quarter of 2001 to the same quarter in 2002; and $474 thousand from the first six months of 2001 to the same period in 2002.

Service and other income decreased $567 thousand from the second quarter of 2001 to the same quarter in 2002, and decreased $128 thousand from the six months ended June 30, 2001 to the same period in 2002. It also increased as a percentage of revenue: from 2.7% in second quarter 2001 to 1.9% in the same period in 2002. Management fees increased $50 thousand from the first quarter of 2001 to the same quarter in 2002, and $106 thousand from the six months ended June 30, 2001 to the same period in 2002, due to an increased number of managed and franchised facilities paying fees to us. There were 137 such properties as of June 30, 2001, versus 147 as of June 30, 2002. Acquisition, development and general contractor fees decreased $43 thousand from the second quarter of 2001 to the same quarter in 2002, and $277 from the first six months of 2001 to the same six months in 2002, as activity within the GE Acquisition and Development Ventures slowed between 2001 and 2002. Eight of the nine development properties were completed and opened in 2001; and only one new property was acquired in 2002 compared to seven in 2001. Income from equity investments and other decreased $495 thousand from the second quarter of 2001 to the same three months in 2002, but increased $43 thousand from the six months ended June 30, 2001 to the same six months in 2002. The quarterly decrease is primarily due to the recognition of $357 thousand in revenue associated with a purchase option in the second quarter of 2001. The six-month growth from 2001 to 2002 is largely attributable to better performance from single facility joint ventures. Facilities within these ventures are maturing, and rents are stabilizing.




                                                     Three months     Three months     Six months      Six months
                                                            ended            ended          ended           ended
                                                    June 30, 2002    June 30, 2001  June 30, 2002   June 30, 2001
               ---------------------------------------------------------------------------------------------------
               (in thousands)
               Management fees                            $   953          $   982       $  1,944        $  1,838
               Acquisition, development and
                 general contractor fees                       -                43             -              277
               Income/(loss) from equity
                 investments and other                        414              909            728             685
                                                    --------------------------------------------------------------
               Total service and other income:            $ 1,367          $ 1,934       $  2,672        $  2,800
                                                    ==============================================================



As a percentage of revenues, cost of property operations and maintenance increased from the second quarter of 2001 to 2002, 24.5% to 26.0%, and increased from the six months ended June 30, 2001 to the same period in 2002, 25.4% to 26.2%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth, and that was generally the case here. Several expense categories proved to be exceptions, however, with the most notable being insurance. Our renewal of property and liability coverage in July 2001 yielded a 60% premium increase. Although we attempted to mitigate costs by opting for higher deductibles, we experienced another 97% increase in finalizing our July 2002 renewal. Health insurance expense grew 20% from 2000 to 2001 due to increased claims and participants. This trend in claims continued in the first six months of 2002, as costs rose 17.4% compared to the same period in 2001. Salaries also showed growth from the first six months of 2001 to the same period in 2002, as our number of owned facilities grew, and annual pay increases approximated 5% while personnel turnover slowed. Offsetting some of the above expense growth were decreases in repairs and maintenance and utility expense. This was due to very mild winter weather in the first quarter of 2002 as compared to 2001, and corresponding reductions in energy usage as well as snow removal costs.

Tax expense as a percentage of revenues was 8.4% for the second quarter of 2002 compared to 7.9% for the same period in 2001. For the six months ended June 30, 2002, tax expense as a percentage of revenues was again 8.4%, compared to 7.8% for the same period in 2001. Tax expense as a percentage of revenues has historically tended to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This has not been the case for the first six months of 2002, however, as a number of taxing authorities chose to reassess our properties, while valuations, hence taxes, increased on developments and expansions placed in service in 2001.

Costs of providing services decreased from $1.5 million in the second quarter of 2001 to $1.0 million in the same period in 2002, and decreased as a percentage of revenues from 2.1% to 1.4%. For the six months ended June 30, costs of providing services decreased from $2.4 million in 2001 to $2.1 million in 2002, and decreased as a percentage of revenues from 1.7% to 1.5%. The reductions here are in costs of providing services to the GE Development and Acquisition Ventures. Acquisition and development costs have decreased as the activity within these ventures has slowed from the first six months of 2001 to the same period in 2002.

General and administrative expenses ("G&A") as a percentage of revenues increased from 6.0% in the second quarter of 2001 to 7.9% for the same quarter in 2002, and increased from 6.1% during the first six months of 2001 to 7.4% for the same period in 2002. This was indicative of a G&A expense increase of $1.4 million from the second quarter of 2001 to the second quarter of 2002, and an increase of 2.1 million from the first six months of 2001 to the same period in 2002. As with property operations and maintenance, a sizeable portion of the G&A growth was caused by increases in health insurance costs. We experienced increased claims relating to our corporate staff, and additionally increased our reserve for unreported claims. Corporate bonuses and other personnel costs also increased from the first six months of 2001 to the same period in 2002. Additionally, costs were incurred relating to our integration with our parent company, SCSSI, and GE Capital. $660 thousand in costs were recognized in the first six months of 2002.

Expenses related to the activities of the Special Committee of the Board of Directors, including legal and accounting fees, investment banking services and other charges, totaled $7.5 million for the second quarter of 2002, and $9.5 million for the six months ended June 30, 2002. As the Special Committee was formed in September 2001, there are no corresponding prior year expenses. Further details regarding the activities of the Special Committee of the Board of Directors are included in Note 12 to the Consolidated Financial Statements.

We also incurred $37.8 million of costs associated with the actual closing of the transaction with Security Capital. See Note 13 Acquisition/Merger Costs for a summary of the costs related to the acquisition of Storage USA by Security Capital.

Losses on the early extinguishment of the Company's lines of credit and certain mortgages total $4.7 million, which included prepayment penalties and the write-offs of deferred financing costs.

Depreciation and amortization expense increased from $10.2 million in the second quarter of 2001 to $10.4 million for the same period in 2002. This expense also increased from $20.1 million for the six months ended June 30, 2001 to $21.2 million for the same period in 2002. These increases occurred as there were more depreciable assets during the first six months of 2002 than in 2001. Our balance for building and equipment averaged $1,338 million during the first six months of 2002, as compared to $1,294 million in 2001.

Interest income and expense are netted together and the breakout of income and expense is as follows:



                                              Three months     Three months      Six months       Six months
                                                     ended            ended           ended            ended
                                             June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001
                                             ----------------------------------------------------------------
                (in thousands)
                Interest expense                 $  12,799        $  14,616       $  26,870        $  29,674
                Interest income                    (1,478)          (2,540)         (3,178)          (5,617)
                                             ----------------------------------------------------------------
                  Net interest expense           $  11,321        $  12,076       $  23,692        $  24,057
                                             ================================================================



Interest expense decreased from $14.6 million in the second quarter of 2001 to $12.8 million during the same period in 2002. Interest expense also decreased from $29.7 million for the first six months of 2001 to $26.9 million for the same period in 2002. These substantial reductions correspond to like decreases in debt. As part of its April 26, 2002 acquisition of the Storage USA, Security Capital repaid all existing credit lines in full (approximately $169.0 million). The Company also repaid $57 million of outstanding mortgage notes payable, using proceeds from the issuance of GP Partnership units to SCSSI. The interest expense increase was primarily from the sources listed in the following table and was offset by capitalized interest of: $297 thousand in the second quarter of 2002; $1.0 million in the second quarter of 2001; $651 thousand during the first six months of 2002; and $2.1 million during the first six months of 2001.



                                        Three months ended June 30,                    Six months ended June 30,
                                ------------------------------------------------------------------------------------------
                                        2002                   2001                   2002                  2001
                                ------------------------------------------------------------------------------------------
                                              Wtd Avg                Wtd Avg                Wtd Avg               Wtd Avg
                                   Wtd Avg   Interest     Wtd Avg   Interest      Wtd Avg  Interest     Wtd Avg  Interest
Debt                             Borrowing       Rate   Borrowing       Rate    Borrowing      Rate   Borrowing      Rate
--------------------------------------------------------------------------------------------------------------------------
Notes payable                     $600,000      7.37%    $600,000      7.37%     $600,000     7.37%    $600,000     7.37%
Lines of credit                     47,238      3.03%     165,206      5.80%      107,127     3.01%     171,342     6.50%
Mortgages payable                   45,330      7.50%      65,922      7.50%       54,676     7.50%      66,231     7.50%
Leases & other borrowings           23,658      7.50%      39,069      7.50%       26,687     7.50%      38,985     7.50%




Interest income decreased $1.0 million in the second quarter, from $2.5 million in 2001 to $1.5 million in 2002, and decreased $2.4 million for the six months ended June 30, from $5.6 million in 2001 to $3.2 million in 2002. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate since the beginning of 2001, were the primary causes of the reduction in interest income. On June 30, 2002, advances to franchisees totaled $91.4 million, compared to $109.9 million on June 30, 2001.

Both minority interest expense and distributions to preferred unitholders remained relatively constant for the quarters ended June 31, 2002 and 2001, as well as for the six month period ended June 30, 2001 and 2002. Minority interest remained relatively unchanged due to similar performance in the underlying properties, wherein the interests are held, between comparable periods in 2001 and 2002. Distributions to preferred unitholders also remained unchanged as the number of units and rate remained unchanged between the comparable periods.

Liquidity and Capital Resources

Cash used in operating activities was $10.2 million during the six months ended June 30, 2002 as compared to $64.6 million provided by operating activities during the same period in 2001. Significant items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $6.9 million in the six months ended June 30, 2002 for the acquisition and improvement of self-storage facilities compared to $9.4 million during the same period in 2001. $4.6 million of the $9.4 million for 2001 reflects a single first quarter acquisition, with the remaining $4.8 million representing improvements. For 2002, the entirety of the $6.9 million investment represents improvements, as no self-storage facilities were acquired. We received proceeds on the disposal of discontinued operations in the first six months of 2002 totaling $23.5 million: $15.9 million for the sale of Franchise and Management Corp. to Security Capital and $7.6 million for the sale of six Indiana self-storage facilities to an unrelated third party.

In addition to improvements, we invested $9.1 million in the first six months of 2002 and $18.4 million in the first six months of 2001 for development and construction of self-storage facilities. There were eight internally developed facilities and nine expansions of existing facilities in process with $11.1 million cumulative invested at June 30, 2002. The total budget for these facilities is $68.8 million, of which $57.7 million remains to be invested. We also invested $2.8 million in advances and investments in real estate during the first six months of 2002, compared to $8.1 million one year ago. In 2002, we have invested approximately $2.1 million in the GE Capital Ventures, invested $215 thousand in the Fidelity Venture for capital improvements and provided $473 thousand in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as principal payments on franchisee loans totaled $4.6 million, with one loan paid in full for $3.5 million. We also received $1.6 million in distributions from joint ventures. We have $350 thousand of loan commitments to franchisees to fund as of June 30, 2002.

In the past, we have acquired facilities in exchange for Units. Sellers taking Units instead of cash have been able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At June 30, 2002, there were 2.4 million Units outstanding. During the second quarter of 2002, a number of limited Partnership Unit holders elected to have their Partnership Units redeemed for cash primarily related to the Security Capital transaction. 574 thousand units were redeemed at a cost of $24.5 million. The Company funded these redemptions through the issuance of 574 thousand GP Partnership Units to SCSSI. Fair market value of the Units was $74.1 million at June 30, 2002, based upon a price per Unit of approximately $42.00.

The Partnership has issued $600 million of notes payable. The notes were originally issued as unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. However, on August 7, 2002, GE Capital agreed to guarantee the $600 million in notes payable in exchange for debt holders relinquishing us from financial reporting obligations and other restrictive covenants found in corresponding indentures. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average interest rate of 7.42%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

We have historically funded our capital requirements through available lines of credit with the intention of refinancing with long-term capital, in the form of equity and debt securities, when we determine that market conditions are favorable. We had net repayments in the six months ended June 30, 2002 of $158.7 million. For the same period in 2001, net repayments totaled $8.4 million. Prior to the transaction with Security Capital, we had unsecured, revolving credit lines in place totaling $275 million. As part of its April 26, 2002 acquisition of the Company, Security Capital paid all existing credit lines in full (approximately $169.0 million was repaid). Funding is now available to us in the form of two inter-company lines of credit with Security Capital: a $50 million revolving line at 140 basis points over LIBOR; and a $5 million cash pool line at 120 basis points over LIBOR.

During the second quarter of 2002, the Company repaid $57.2 million of outstanding mortgage notes payable. The Company funded the repayment through the issuance of 1.5 million GP Partnership Units to SCSSI.

The various debt in place within the Fidelity and GE Capital joint ventures is all non-recourse to the joint venture partners.

We paid approximately $44.0 million in distributions during the first six months of 2002, $40.3 million to the general partner, $3.6 million to the limited partners and $43 thousand to minority interests. This compares to a total $42.4 million in distributions for the same period in 2001, $37.8 million to the general partner, $4.5 million to the limited partners and $48 thousand to minority interests. Under the prior Partnership agreement, the general partner in its sole discretion determined the amount of any distributions. Since the former GP was a REIT, distributions were made quarterly to support the GP's REIT requirement to distribute a substantial portion of its net taxable income as dividends to its shareholders. The former GP declared a $.71 distribution during the first quarter of 2002. Under the restated Partnership agreement, the Company is required to make quarterly distributions equal to $.71 during the first year after completion of the Security Capital transaction and thereafter, not less than 70% of the excess of (a) the Partnership's net earnings before real estate depreciation and amortization, unrealized gains (losses) on investment property and deferred tax expense for the most recently completed fiscal quarter over (b) the amount of funds used by the Partnership during such fiscal quarter to repay debt that could not be refinanced on commercially reasonable terms or to repair or replace property that sustained an uninsured casualty loss.

Much of the increase in General Partnership units is due to units issued to the former GP for corresponding exercises of stock options within the former GP. Another portion of the increase in GP units, and like reduction in Limited Partnership Units, relates to limited Unitholders redeeming their Units for cash in connection with the Security Capital transactions. We elected to convert these redemptions into shares of the former GP's (Storage USA's) common stock, and matching Units were issued to the former GP. Distributions to common unitholders are made at the same rate used by the GP for common stock dividends, which increased 3% between the two periods. Preferred unit dividends increased from $2.9 million for the six months ended June 30, 2001 to $3.3 million for the same period in 2002, growth of $443 thousand. This increase in payments was due to change in ownership. In the second quarter of 2002, GE Capital purchased all of the preferred units of SUSA Partnership for $65 million. At that time, the former preferred unitholders were paid their partial quarter dividend of $443 thousand. The total numbers of units outstanding and rate remained unchanged between the two periods.

We expect to incur approximately $5.1 million for scheduled maintenance and repairs during 2002 and approximately $1.8 million to conform previously acquired facilities to our standards, of which a combined $1.3 million has been incurred to date.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the three months ended June 30,2002 would have increased by approximately $134 thousand, based on average outstanding balances during that period. That expense increase, however, would have been partially offset by a corresponding increase of approximately $121 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

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

Plaintiffs have obtained a temporary restraining order ("TRO") prohibiting defendants, for the duration of the order, which was originally scheduled to expire on May 30, 2002, from, among other things, requiring plaintiffs to make the election with respect to their interests, and preventing defendants from foreclosing on loans to defendants. The Company and Security Capital believe that the allegations of the complaint are without merit.

The parties have been in negotiation and the TRO, and the hearing on the temporary injunction, has been continued until August 8, 2002, at which time the Defendants were to submit an answer and advise the plaintiffs as to whether they were agreeable to arbitration. Due to the untimely and sudden death of the Chancellor in charge of the litigation, the matter has again been put off by informal agreement of the parties. The defendants will be filing their answer shortly, as well as responding to the demand for arbitration. No hearing is currently scheduled on the petition for temporary injunction and a new hearing date will be obtained at such time as is mutually convenient to the parties.

Esquivel v. SUSA, LP. On June 17, 2002, a purported nationwide class action was filed in the Orange County, California Superior Court entitled Fausto Esquivel
v. GE Capital Real Estate d/b/a Storage USA, case no 02C00153, seeking injunctive relief, restitution and damages based upon alleged unfair and misleading advertising practices concerning the dimensions of storage units leased by the Company to its customers. Plaintiff alleges that the actual size of the storage units leased was less than the size of the units as advertised by the Company. On July 24, 2002, Plaintiff filed a First Amended Complaint which named SUSA, LP as the sole defendant in the lawsuit. The response to the Complaint is due on or before September 19, 2002. The Company is currently investigating the allegations in the Complaint. Based upon its preliminary investigation, the Company believes that it has defenses to the claims in the suit and intends to vigorously defend it.

While the ultimate resolution of the cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable and quantifiable, the results of operations in such period could be materially affected.

Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2002 anticipated revenues, expenses and returns, and future capital requirements, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:
o Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents or control our expenses, thus reducing our net income.
o Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.
o New development opportunities could be limited due to an inability to obtain zoning and other local approvals.
o Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.
o The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital (through our parent company) or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.
o Costs related to compliance with laws, including environmental laws could increase, reducing our net income.
o General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.
o Unfavorable outcome(s) in the pending litigation described in Item 2 of this Form 10-Q could ultimately reduce our net income.
o Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.
o Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.
o The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.
o Our independent public accountant for 2001, Arthur Andersen, has been convicted, pending appeal, on federal obstruction of justice charges arising from the government's investigation of Enron. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen so long as Arthur Andersen is able to make certain representations to its clients. Arthur Andersen has, in the past, made these representations to us. Our access to the capital markets and ability to make timely SEC filings could be impaired if the SEC ceases accepting prior financial statements audited by Arthur Andersen. In such a case, we would promptly seek to engage our current independent public accounting firm in auditing any of the relevant prior year financial statements previously audited by Arthur Andersen.

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

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2002, we issued units of general partnership interest to our current General Partner in exchange for cash. We used the cash proceeds to pay off existing lines of credit and certain mortgage notes, and to redeem units of limited partnership interest. The date, amount and issuances are summarized in the following table.

                           Date of           Units        Approximate
                          Issuance          Issued              Value
                   ---------------------------------------------------
                    April 26, 2002       3,956,887      $ 168,959,058
                      May 10, 2002         574,019         24,510,611
                      May 13, 2002         619,390         26,399,578
                      June 3, 2002         893,118         38,064,707
                                      --------------------------------
                             Total       6,043,414      $ 257,933,954
                                      ================================

On April 26, 2002, Security Capital completed its acquisition of Storage USA, the former general partner of the Partnership. In connection with that transaction, holders of limited partnership interests in the operating partnership, other than Security Capital and its affiliates, were entitled to receive $42.50 per unit in cash, unless such holders elect and are qualified to continue as limited partners in the surviving partnership. 24 holders of limited partnership interest elected to receive cash for their units, resulting in a total redemption of 574,019 units for $24.5 million. 26 holders of limited partnership have retained their ownership of approximately 1.8 million units. In addition, the Partnership's Second Amended and Restated Agreement of Limited Partnership was amended and restated by the Third Amended and Restated Agreement of Limited Partnership.

The Partnership has issued $600 million of notes payable. The notes were originally issued as unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. However, on August 7, 2002, GE Capital agreed to guarantee the $600 million in notes payable in exchange for debt holders relinquishing us from financial reporting obligations and other restrictive covenants found in corresponding indentures (As a result, these notes payable will no longer be traded on the New York Stock Exchange, and we will no longer file periodic reports with the SEC).


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 26, 2002, at a special meeting called for that purpose, the shareholders of our general partner at the time, Storage USA, approved the acquisition of Storage USA by Security Capital. The acquisition was made through transactions in which Security Capital acquired all of the assets of Storage USA, including all of the partnership interests in the Partnership owned directly or indirectly by Storage USA, and assumed all of the Storage USA's liabilities, after which the Storage USA was merged into the Partnership. The results of the vote at the special meeting was as follows:



        Shares Present in
       Person or By Proxy            Votes For        Votes Against         Abstentions
       ------------------            ---------        -------------         -----------
           19,916,887                19,638,856         246,423               31,608


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.


a.       Exhibit 99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                          of the Sarbanes-Oxley Act of 2002 (for CEO or equivalent thereof).

         Exhibit 99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002 (for CFO or equivalent thereof).

b.      Reports on Form 8-K

        On April 22, 2002, we filed a Current Report on Form 8-K (which was amended by form 8-K/A filed on the same date). The filing contained information related to Security Capital's April 19, 2002 press release, relating to the settlement of a class action lawsuit brought by limited partners of SUSA Partnership against Security Capital, SUSA Partnership and Storage USA, Inc.

        On May 14, 2002, we filed a Current Report on Form 8-K. The filing contained information relating to our change in independent accountants, from Arthur Andersen LLP, to KPMG LLP, for the fiscal year ending December 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Dated:   August 14, 2002

                                 SUSA Partnership, L.P.
                                 By Security Capital Self Storage Incorporated, General Partner


                        By:      /s/ Mark E. Yale
                                 -----------------------
                                 Mark E. Yale
                                 Principal Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------


Exhibit 99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002 (for CEO or equivalent thereof).

Exhibit 99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002 (for CFO or equivalent thereof).